Form 10QSB
period 1999-05-31
BRALORNE MINING CO
filed 1999-07-06
CIK 1077637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              May 31, 1999
                               -------------------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13  OR 15 (D)  OF  THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                             ----------------------    -------------------------
Commission File number                      0-25707
                      ----------------------------------------------------------

                           THE BRALORNE MINING COMPANY
             ------------------------------------------------------
               (Exact name of registrant as specified in charter)


           Nevada                                           91-1948355
-------------------------------                    -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

     114 - 2274 Folkestone Way
West Vancouver, British Columbia, Canada                     V7S 2X7
----------------------------------------                   ----------
 (Address of principal executive offices)                  (Zip Code)

                               1 - 604 - 688-3931
               --------------------------------------------------
               Registrant's telephone number, including area code

      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

        Class                                  Outstanding as of June 30, 1999
-----------------------------------          -----------------------------------

  Common Stock, $0.001 per share                          11,040,050

                                      INDEX



                                                                           Page
PART 1.                                                                   Number

    ITEM 1.  Financial Statements (unaudited)...............................   3

               Balance Sheet as at May 31, 1999 ............................   4

               Statement of Operations
                  For the three months ended May 31, 1999 and for
                    the period from December 2, 1998 (Date of
                    Incorporation) to May 31, 1999..........................   5

               Statement of Changes in Shareholders' Equity
                  For the period from December 2, 1998 (Date of
                    Incorporation) to May 31, 1999..........................   6

               Statement of Cash Flows
                   For the three  months ended May 31, 1999 and for
                     the period from December 2, 1998 (Date of
                     Incorporation) to May 31, 1999.........................   7

               Notes to the Financial Statements............................   8

    ITEM 2.  Plan of Operations.............................................  11


PART 11           Signatures................................................  12

                         PART 1 - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The accompanying balance sheet of The Bralorne Mining Company (a development stage company) at May 31, 1999 and the statement of operations and statement of cash flow for the three months ended May 31, 1999 and for the period from
December 2, 1998 (date of incorporation) to May 31, 1999 and the statement of stockholders' equity for the period from December 2, 1998 (date of incorporation) to May 31, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 1999, are not necessarily indicative of the results that can be expected for the year ending November 30, 1999.

                           THE BRALORNE MINING COMPANY
                          (A Development Stage Company)

                                  BALANCE SHEET

                                  May 31, 1999

                      (Unaudited - Prepared by Management)

   ASSETS

   CURRENT ASSETS

     Bank                                                            $    13,300

   OTHER  ASSETS

     Mining claim - Note 3                                                     1
                                                                    ------------

                                                                     $    13,301

   LIABILITIES

      Accounts payable and accrued liabilities                      $      2,500
                                                                      ----------


   STOCKHOLDERS' EQUITY

     Common stock
       200,000,000 shares authorized, at $0.001 par
       value, 11,040,050 shares issued and outstanding                    11,040

        Capital in excess of par value                                    15,972

        Deficit accumulated during the development stage                (16,211)
                                                                      ----------

         Total Stockholders' Equity                                       10,801

                                                                      $   13,301
                                                                      ==========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

           For the three months ended May 31, 1999 and for period from December 2, 1998 (Date of Inception) to May 31, 1999

                      (Unaudited - Prepared by Management)


                                                                          For the Three        From Inception
                                                                           Months Ended              To
                                                                           May 31, 1999         May 31, 1999
                                                                        -----------------     -----------------

   SALES                                                                    $             -      $            -
                                                                              -------------         -----------

   GENERAL  AND  ADMINISTRATIVE  EXPENSES:

        Accounting and audit                                                            500              2,000
        Assessment work                                                                   -              1,200
        Bank charges and interest                                                        17                122
        Consulting                                                                        -              4,000
        Filing fees - Edgar system                                                    1,056              1,056
        Geological report                                                                 -              1,270
        Incorporation costs written-off                                                   -                670
        Legal                                                                             -              2,520
        Miscellaneous                                                                     -                 39
        Office expenses                                                                 186                529
        Recording of assessment work                                                    120                120
        Transfer agent's fees                                                           960              2,685
                                                                              -------------         ----------

   NET LOSS                                                                 $        2,839       $      16,211
                                                                              =============         ==========



   NET LOSS PER COMMON SHARE

        Basic                                                               $        0.001      $       0.015
                                                                              ============          =========


   AVERAGE OUTSTANDING SHARES

        Basic                                                                   11,040,050         11,040,050
                                                                              ============         ==========





              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

            For the period from December 2, 1998 (Date of Inception)
                                 to May 31, 1999

                      (Unaudited - Prepared by Management)


                                                                                                 Capital in
                                                                    Common    Stock               Excess of     Accumulated
                                                                 Shares         Amount            Par Value       Deficit
                                                                 ------         ------            ---------       -------

Balance December 2, 1998 (date of inception)                            -     $          -        $       -      $        -

Issuance of common shares for cash at
     $0.001 - January 15, 1999                                 5,000,000             5,000                -               -

Issuance of common shares for cash at
     $0.002 - January 26, 1999                                 6,000,000             6,000            6,000               -

Issuance of common shares for cash at
     $0.25 - February 5, 1999                                     40,050                40            9,972               -

Net operating loss for the period from
     December 2, 1998 to May 31, 1999                                  -                 -                -         (16,211)
                                                              ----------          --------         --------        ---------
Balance May 31, 1999                                          11,040,050      $     11,040        $  15,972      $  (16,211)
                                                              ==========          ========         ========        =========






              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

         For the three months ended May 31, 1999 and for the period from December 2, 1998 (Date of Inception) to May 31, 1999

                      (Unaudited - Prepared by Management)


                                                                      For the Three       From Inception
                                                                     Months Ended                    To
                                                                      May 31, 1999          May 31, 1999
                                                                    --------------        --------------

     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                                  $   (2,839)            $    (16,211)

          Adjustments to reconcile net loss to net cash provided by operating activities:

            Increase in accounts payable                                (2,053)                    2,500
                                                                       --------               ----------

              Net Cash from Operations                                  (4,892)                 (13,711)
                                                                                              ----------

     CASH FLOWS FROM INVESTING
          ACTIVITIES:

          Mineral claim                                                       -                 (     1)
                                                                     ----------               ----------

     CASH FLOWS FROM FINANCING
          ACTIVITIES:

            Proceeds from issuance of common stock                            -                   27,012
                                                                     ----------               ----------

          Net Increase in Cash                                          (4,892)                   13,300
                                                                                              ----------
          Cash at Beginning of Period                                    18,192                        -
                                                                                              ----------
          CASH AT END OF PERIOD                                     $     13,300           $      13,300
                                                                      ==========              ==========






              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  May 31, 1999

                      (Unaudited - Prepared by Management)


1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on December 2, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         The Company is in the development stage and was organized to engage in he business of mineral development.

         The Company has completed Regulation D offerings of 6,040,050 common shares for cash.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods
         ------------------

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ------------

         The Company has elected a fiscal year of November 30 but has not completed a full operating period and therefore has not filed any income tax returns.

         Earnings (Loss) per Share
         -------------------------

         Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

                           THE BRALORNE MINING COMPANY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  May 31, 1999

                      (Unaudited - Prepared by Management)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Foreign Currency Translation
         ----------------------------

         The translations of the Company completed in Canadian dollars have been translated to US dollars. Assets and liabilities are translated at the year end exchange rates and the income and expenses at the average rates of exchange prevailing during the period reported on.

         Amortization of Capitalized Mining Claim Costs
         ----------------------------------------------

         The Company will use successful efforts method to amortize the capitalized costs of its mining claims which provides for capitalizing the purchase price of the project and the additional costs directly related to providing the properties, and amortizing these amounts over the life of the mineral deposit. All other costs are expensed as incurred.

         Financial Instruments
         ---------------------

         The carrying amounts of financial instruments, including cash, prepaid expenses and deferred offering costs are considered by management to be their standard fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         Estimates and Assumptions
         -------------------------

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimated and assumption affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.


3.       MINING CLAIMS

         During February, 1999 the Company acquired a mineral claim, for $1.00 from a related party, known as "Golden" consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia, with an expiration date of March 17, 2000.

                           THE BRALORNE MINING COMPANY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  May 31, 1999

                      (Unaudited - Prepared by Management)


4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 43% of the common shares issued for cash.

         The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If specific business opportunities become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.


5.       GOING CONCERN

         Management is currently seeking other mineral leases which it believes can be profitable. To be successful in this effort the Company will need additional working capital.

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

         Management recognizes that, if it is unable to raise additional capital, the Company cannot operate in the future.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company's management will concentrate its efforts on the Golden mineral claim in the Bralorne area of British Columbia during 1999. It is the intention of management to investigate other mineral properties in the future but no effort has been made to date to identify or to negotiate the terms for acquiring additional mineral properties. Continuation of the Company as a going concern is dependent upon obtaining additional working capital either from advances from its officers and/or directors, bank financing or by way of an issuance of its capital stock. Until financing has been arranged it is the intention of the directors and officers of the Company to pay for future expenses of the Company as short term loans.


Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its activities on the Golden mineral claims.


Results of Operations
---------------------

The Company has had no operations during this reporting period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE BRALORNE MINING COMPANY
                                                       (Registrant)




       June 30, 1999                           /s/     "James Bruce"
-----------------------------           ----------------------------------------
           Date                           James Bruce - President and Director



       June 30, 1999                           /s/    "Raymond Contoli"
-----------------------------           ----------------------------------------
           Date                           Raymond Contoli - Secretary Treasurer
                                                       and Director