Form 10QSB
period 1999-08-31
BRALORNE MINING CO
filed 1999-10-06
CIK 1077637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              August 31, 1999
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               -------------------------     -------------------

Commission File number                      0-25707
                      ----------------------------------------------------------

                           THE BRALORNE MINING COMPANY
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


          Nevada                                          91-1948355
----------------------------------------              -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

114 - 2274 Folkestone Way
West Vancouver, BC, Canada                                  V7S 2X7
----------------------------------------              -------------------
(Address of principal executive offices)                  (Zip Code)

                                 1-604-926-3839
               --------------------------------------------------
               Registrant's telephone number, including area code



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                        Class                  Outstanding as of October 4, 1999
            ------------------------------     ---------------------------------
            Common Stock, $0.001 per share                  11,040,050

                                      INDEX



                                                                          Page
PART 1.                                                                  Number
                                                                         ------

     ITEM 1.  Financial Statements (unaudited)...........................   3

              Balance Sheet as at August 31, 1999........................   4

              Statement of Operations
               For the three  months  ended August 31, 1999 and for
                  the period from December 2, 1998 (Date of
                  Incorporation) to August 31, 1999......................   5

              Statement of Changes in Shareholders' Equity
               For the period from December 2, 1998 (Date of
                  Incorporation) to August 31, 1999......................   6

              Statement of Cash Flows
               For the three months ended August 31, 1999 and for
                  the period from December 2, 1998 (Date of
                  Incorporation) to August 31, 1999......................   7

              Notes to the Financial Statements..........................   8

     ITEM 2.  Plan of Operations.........................................  11

PART 11       Signatures.................................................  12

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheet of The Bralorne Mining Company (an exploration stage company) at August 31, 1999 and the statement of operations and statement of cash flow for the three months ended August 31, 1999 and for the period from December 2, 1999 (date of incorporation) to August 31, 1999 and the statement of stockholders' equity for the period from December 2, 1998 (date of incorporation) to August 31, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 1999, are not necessarily indicative of the results that can be expected for the year ending November 30, 1999.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                                 August 31, 1999

                      (Unaudited - Prepared by Management)

   ASSETS

   CURRENT ASSETS

     Bank                                                   $    12,657

   OTHER  ASSETS

     Mining claim - Note 3                                            1
                                                            -----------

                                                            $    12,658
                                                            ===========

   LIABILITIES

     Accounts payable and accrued liabilities               $     2,800
                                                            -----------

   STOCKHOLDERS' EQUITY

     Common stock
        200,000,000 shares authorized, at $0.001 par
        value, 11,040,050 shares issued and outstanding          11,040

     Capital in excess of par value                              15,972

     Deficit accumulated during the development stage           (17,154)
                                                            -----------

        Total Stockholders' Equity                                9,858
                                                            -----------
                                                            $    12,658
                                                            ===========


              The accompanying notes are an integral part of these
                         unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

         For the three months ended August 31, 1999 and for period from December 2, 1998 (Date of Inception) to August 31, 1999

                      (Unaudited - Prepared by Management)




                                                                         FOR THE THREE         FROM INCEPTION
                                                                         MONTHS ENDED               TO
                                                                         AUGUST 31, 1999       AUGUST 31, 1999
                                                                         ---------------       ---------------
   SALES                                                                 $           --        $           --
                                                                         --------------        --------------

   GENERAL  AND  ADMINISTRATIVE  EXPENSES:

        Accounting and audit                                                        300                 2,300
        Assessment fees                                                              --                 1,200
        Bank charges and interest                                                    19                   142
        Consulting                                                                   --                 4,000
        Filing fees - Edgar system                                                  259                 1,315
        Geological report                                                            --                 1,270
        Incorporation costs written off                                              --                   670
        Legal                                                                        --                 2,520
        Office expenses                                                             337                   865
        Miscellaneous                                                                --                    39
        Staking costs                                                                --                   120
        Transfer agent's fees                                                        28                 2,713
                                                                         --------------        --------------

   NET LOSS                                                              $          943        $       17,154
                                                                         ==============        ==============

   NET LOSS PER COMMON SHARE

        Basic                                                            $       0.0001        $        0.001
                                                                         ==============        ==============


   AVERAGE OUTSTANDING SHARES

        Basic                                                                11,040,050             9,358,671
                                                                         ==============        ==============



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

            For the period from December 2, 1998 (Date of Inception)
                               to August 31, 1999

                      (Unaudited - Prepared by Management)



                                                                                              Capital in
                                                                    COMMON STOCK               EXCESS OF         ACCUMULATED
                                                                 SHARES       AMOUNT           PAR VALUE           DEFICIT
                                                                 ------       ------          ----------         -----------

BALANCE DECEMBER 2, 1998 (date of inception)                         --       $    --           $      --        $         --

Issuance of common shares for cash at
     $0.001 - January 15, 1999                                5,000,000         5,000                  --                  --

Issuance of common shares for cash at
     $0.002 - January 26, 1999                                6,000,000         6,000               6,000                  --

Issuance of common shares for cash at
     $0.25 - February 5, 1999                                    40,050            40               9,972                  --

Net operating loss for the period from
     December 2, 1998 to August 31, 1999                             --            --                  --             (17,154)

                                                             ----------       -------           ---------        ------------

BALANCE AUGUST 31, 1999                                      11,040,050       $11,040           $  15,972        $    (17,154)
                                                             ==========       =======           =========        ============







              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

       For the three months ended August 31, 1999 and for the period from December 2, 1998 (Date of Inception) to August 31, 1999

                      (Unaudited - Prepared by Management)




                                                                      FOR THE THREE       FROM INCEPTION
                                                                     MONTHS ENDED             TO
                                                                    AUGUST 31, 1999       AUGUST 31, 1999
                                                                    ---------------       ---------------

     CASH FLOWS FROM
       OPERATING ACTIVITIES:

       Net loss                                                     $     (943)             $  (17,154)

       Adjustments to reconcile net loss to net cash provided by operating activities:

         Increase in accounts payable                                      300                    2,800
                                                                    ----------              -----------

           Net Cash from Operations                                       (643)                 (14,354)

     CASH FLOWS FROM INVESTING
       ACTIVITIES:

         Purchase of mineral claim - Note 3                                 --                       (1)
                                                                    ----------              -----------

     CASH FLOWS FROM FINANCING
       ACTIVITIES:

         Proceeds from issuance of common stock                             --                   27,012
                                                                    ----------              -----------

       Net Increase in Cash                                               (643)                  12,657

       Cash at Beginning of Period                                      13,300                       --
                                                                    ----------              -----------

       CASH AT END OF PERIOD                                        $   12,657              $    12,657
                                                                    ==========              ===========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 1999

                      (Unaudited - Prepared by Management)


1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on December 2, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         The Company was organized for the purpose of acquiring and developing mineral properties. As at the date of the balance sheet a mineral property, with unknown reserves, has been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage. (see Note 3).

         Since its inception the Company has completed Regulation D offerings of 11,040,050 shares of its capital stock for cash.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         The Company has elected a fiscal year ending November 30 and has not completed an operating period and therefore has not filed an income tax return; however, the Company may incur an operating loss for the year ending November 30, 1999 which will be available for carryover and applied against future taxable income resulting in a tax benefit. The potential tax benefit from any loss carry forward has been fully offset by a valuation reserve because the use of any future tax benefit is doubtful since the Company has no operations.

         Any loss carry forward from the year ended November 30, 1999 will expire in the year 2019.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 1999

                      (Unaudited - Prepared by Management)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Loss per Share

         Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

         Capitalization of Mineral Claim Costs

         Cost of acquisition, exploration, carrying and retained unproven properties are expensed as incurred. Cost incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

         Environmental Requirements

         At the report date environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore an estimate of any future cost cannot be made.

         Financial Instruments

         The carrying amounts of financial instruments, including cash, prepaid expenses and deferred offering costs are considered by management to be their standard fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         Estimates and Assumptions

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 1999

                      (Unaudited - Prepared by Management)

         Estimates and Assumptions - continued

         reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.


3.       MINING CLAIMS

         During February, 1999 the Company acquired, for $1.00 from a related party, a mineral claim known as the "Golden" consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia, with an expiration date of March 17, 2000.


4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 43% of the common shares issued for cash.


5.       GOING CONCERN

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

The Company's management will concentrate its efforts on the Golden claims located in the Bridge River mining camp near the town of Gold Bridge, British Columbia during 1999. Since the end of September 1999 the Company has employed a three man crew to extend the previous geochemcial gird which was first done in February 1999. Once the grid has been completed the Company will take soil samples for subsequent assay. Depending upon the results of the initial soil samples, the Company will extend the soil samples around the area where anomalies or trends are found. The additional soil samples will have to be done in the spring of 2000 since snow will be on the property shortly.

The Company has no intention at this time in seeking other mineral properties. Before the Company is able to undertake any further exploration activities on the Golden claim it will require additional working capital.

Liquidity and Capital Resources

As mentioned above the Company will require additional working capital to undertake an exploration program on the Golden claim in the spring of 2000. The Company has working capital sufficient to meet its financial commitments, audit, transfer and filing fees, for the next three to four months. If funds are required to meet these commitments for a few months longer the directors are prepared to advance funds to the Company. To undertaken the proposed exploration program in the spring of 2000, the Company will have to consider raising funds through the issuance of its capital stock.

As at August 31, 1999 the Company had cash on hand of $12,657 and accounts payable of $2,800. The cost of the current exploration program being undertaken has been budgeted at $5,000 including assays of the soil samples.

Results of Operations

There have been no operations during the current period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE BRALORNE MINING COMPANY
                                  (Registrant)




         October 4, 1999                          /s/     "James Bruce"
------------------------------         -----------------------------------------
              Date                         James Bruce - President and Director


         October 4, 1999                         /s/    "Raymond Contoli"
------------------------------         -----------------------------------------
              Date                     Raymond Contoli - Secretary Treasurer and
                                                     Director