Form 10KSB
period 1999-11-30
BRALORNE MINING CO
filed 2000-01-18
CIK 1077637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED) For the fiscal year ended November 30, 1999
                                                       ------------------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

 For the transaction  period from
                                   ------------------ to  ----------------------

         Commission File number                      0-25707
                               -------------------------------------------------

                           THE BRALORNE MINING COMPANY
               --------------------------------------------------
                (EXACT NAME OF COMPANY AS SPECIFIED IN CHARTER)

                  Nevada                                     91-1948355
--------------------------------------------         --------------------------
State or other jurisdiction of incorporation         (I.R.S. Employee I.D. No.)
or organization

114 - 2274 Folkestone Way
West Vancouver, British Columbia, Canada                       V7S 2X7
----------------------------------------             ---------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code           1-604-926-3839
                                                -------------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each share                    Name of each exchange on which registered
       None                                              None
-------------------                    -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

      None
----------------
(Title of Class)


Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        (1)   Yes [X]     No [ ]             (2)      Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:      $       -0-
                                                                 ---------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at November 30, 1999, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of November 30, 1999, the Company has 11,040,050 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

         (1)      Any annual report to security holders;

         (2)      Any proxy or other information statement;

         (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE


                                TABLE OF CONTENTS
============================================================================================================
PART 1
------
                                                                                                    Page
                                                                                                    ----

ITEM 1.          DESCRIPTION OF BUSINESS                                                                4

ITEM 2.          DESCRIPTION OF PROPERTY                                                                4

ITEM 3.          LEGAL PROCEEDINGS                                                                      5

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                    5

PART II
-------

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.          FINANCIAL STATEMENTS                                                                   7

ITEM 8.          CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
                 DISCLOSURE
PART III
--------

ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS, AND CONTROL PERSONS,  COMPLIANCE WITH
                 SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.         EXECUTIVE COMPENSATION                                                                10

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                         11

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                        12

PART IV
-------

ITEM 13.         EXHIBITS                                                                              13


                                     PART 1

================================================================================

                         ITEM 1. DESCRIPTION OF BUSINESS

================================================================================

HISTORY AND ORGANIZATION

         The Bralorne Mining Company, a Nevada corporation, was incorporated on December 2, 1998. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located at 114 - 2274 Folkestone Way, West Vancouver, British Columbia, Canada, V7S 2X7.

         The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 1999 there were 11,040,050 shares outstanding.

         The Company is in the exploration stage and is seeking a quotation on the OTC Bulletin Board. To date it has not made an application to file the required forms with the NASD but once all comments have been responded to with the United States Securities and Exchange Commission management anticipates filing the necessary information and documents with the NASD Regulation, Inc. in hopes of being quoted on the OTC Bulletin Board.

         The Company is engaged in the exploration, and if warranted, the development of mineral properties. The Company presently has the mineral rights to a mineral claim called "Golden" located in the Bralorne area of British Columbia and plans to further explore this claim during the summer of 2000.

         To date, the Company has undertaken certain exploration and activities on its mineral claim as more fully described in Item 6 - Management's Discussion and Analysis or Plan of Operations on page 5 below.

================================================================================

                        ITEM 2. DESCRIPTION OF PROPERTIES

================================================================================

The Golden Claim consists of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, 180 kilometers (113 miles) north of Vancouver, British Columbia. The property is 100% owned by The Bralorne Mining Company.

Calvin Church, a professional geoscientist, was retained by The Bralorne Mining Company to summarize the geology and mineral potential on the Golden Claim. The property was staked on March 17, 1998 when the previous owners allowed the claim to lapse and be available for the Company to stake it.

The geology of the Golden claim is comprised of a mass of finely bedded cherty argillites which basically underlie the entire claim. Argillites are not well exposed in stream valleys due to their fractured nature and weather brown-orange when exposed at higher elevations. Dark green to purple colored basalts on the Pioneer Formation weather brown and provide the host of mineralized veins on the property situated near the Golden claim. As is common in the Bridge River area, much of the claim is covered by a layer of recent volcanic ash which varies from a few centimeters to a meter thick in some areas.

The claim is near the historic Bralorne-Pioneer Mine which was the largest single gold producer in B.C. having produced over 4 million ounces of gold during the period from 1932 to 1971.

================================================================================

                            ITEM 3. LEGAL PROCEEDINGS

================================================================================

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

================================================================================

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

================================================================================

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended November 30, 1999.

                                     PART II

================================================================================

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

================================================================================

During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at November 30, 1999 the Company had 40 shareholders; three of these shareholders are officers and directors of the Company.

================================================================================

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================

         OVERVIEW

The Company was incorporated on December 2, 1998 under the laws of the State of Nevada. The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 1999 there were 11,040,050 shares outstanding. The Company is engaged in the exploration stage. There is no assurance that reserves exist in its mineral claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

The Company is in the exploration stage and is seeking a quotation on the OTC Bulletin Board. The Company has no revenue to date from the exploration of the Golden claim, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

The Company has performed certain exploration work on the Golden claim during the last twelve months as follows.

During February 1999, the Company established a geochemical grid on part of the its claim in anticipation of undertaking a soil sampling program. The base line for the geochemical grid was brushed out and stations were horizontally chained-in every 100 meters (300 yards). Chaining was completed using 10 meter intervals and flagged. The base line for the geochemical grid totaled 810 meters (2,430 yards). The grid sampling lines were brushed out with stations horizontally chained-in and flagged every 10 meters, for a distance of 970 meters (2,910 yards). The total combined geochemical grid for the base line and grid line was 1,780 meters (5,340 yards). The cost of performing this work has been applied against future assessment work on the Golden claim.

During November 1999, the Company explored the south west corner of its claim where a geochemical grid was laid out in February. Prior to the sampling of the grid it was extended by an additional 2,100 meters (6,300 yards). Subsequently soil sampling was flagged every 20 meters (60 yards). A total of fifty-one soil samples were taken from the south west corner of the claim and submitted to Chemex Labs Ltd for gold analysis. Because of the unconsolidated volcanic ash covering the area of the sampling program, representative samples were obtained by digging through the volcanic ash to reach soil contact. The average depth of the digging was approximately one foot.

In addition to the soil sampling program the Golden claim was prospected for old showings and trenchings. From this prospecting work it would appear that no past systematic sampling techniques applied to this confined area.

From the assays of the soil samples done by Chemex Labs Ltd., there would appear to be no significant gold values in the majority of the samples taken. Several samples showed some gold bearing content but not significant to warrant an increased sampling program in that specific area. The balance of the geochemical grid will to be sampled during the forthcoming year to determine whether there is significant gold carried in the soil. The Company did not assay its fifty-one soil samples for any other minerals.

Liquidity and Capital Resources

As at November 30, 1999, the Company had $3,324 of assets, and $4,200 of liabilities, including cash or cash equivalents amounting to $3,324. The liabilities of $4,200 are amounts accrued for legal, audit and accounting.

The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Golden claim and has made no commitments to acquire any asset of any nature.

Results of Operations

Since inception the Company has purchased the Golden claim and preformed exploration work on the claim as more fully described above.

================================================================================
                          ITEM 7. FINANCIAL STATEMENTS

================================================================================

The financial statements of the Company are included following the signature page to this Form 10-KSB.

================================================================================

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

================================================================================

From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to November 30, 1999 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART III

================================================================================

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

================================================================================

The following table sets forth as of November 30, 1999, the name, age, and position of each executive officers and directors and the term of office of each director of the Company.

                                                                       Term as
                                                                       Director
         NAME           AGE            POSITION HELD                    Since
         ----           ---            -------------                    -----

     James Bruce         71           President and Director            1998

     Raymond Contoli     61           Secretary Treasurer and           1998
                                         Director

     Edward Skoda        51           Director                          1998


Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

JAMES BRUCE has been the President and a Director of the Company since its inception. Mr. Bruce received a degree from the University of British Columbia in Agriculture in 1950. After graduation he became Vice President of Sales and General Manager for Imperial School Furniture where he worked for 14 years before becoming Vice President of Sales for Co-ordinated Business Interiors. Subsequent to his departure from Co-ordinated Business Interiors he became a registered broker for Hemsworth Turton where his responsibilities were to promote equity funding for public and private companies. In 1969 he became President of White Water International and Inter-American Nickel Corp. which was in the process of developing a water purification system. In 1972, he accepted the position of Senior Account Manager for Finning Tractor (Caterpillar Distributor) where he was employed until 1981. Since that time, Mr. Bruce has been President and Chief Executive Officer for Environmental Systems Inc. (formerly New Generation Power Corp.), a public company currently trading on the Alberta Exchange.

RAYMOND CONTOLI has been the Secretary Treasurer and a Director of the Company since its inception. Upon graduation from high school Mr. Contoli worked with his father in the family jewelry business until the untimely death of his father. After managing the business for a number of years, Mr. Contoli's son has entered into partnership with him. Mr. Contoli has acquired shares of various public companies over the years but has not been a director or officer of a public company until serving on the Board of the Company.

EDWARD SKODA has been a Director of the Company since its inception. Mr. Skoda has served in various capacities in the mining industry over the last twenty five years including being a project coordinator, civil inspector of mines, shift boss and mine superintendent. Mr. Skoda has been educated at the Haileybury School of Mines and later at the British Columbia School of Technology where he obtained a diploma in

Business Management. Mr. Skoda has worked for his personal company, Mine Select Inc., for the past five years. Mine Select Inc. undertakes consulting services for various private and public companies; namely White Hawk Resources Inc. (a Vancouver Stock Exchange listed company), Monitor Gold International Inc. (a private company) and The Canadian Mining Company (a company listed on the Alberta Stock Exchange in which Mr. Skoda is a director). He holds licenses for blasting, first aid and being a volunteer fireman. Mr. Skoda was employed by various mining companies over the years in such countries as Australia, Ireland, New Zealand and the United States.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

         (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

         (ii)     engaging in any type of business practice; or

         (iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.


               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to
Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at November 30, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                                Position                  Report to be Filed
----                                --------                  ------------------

James Bruce                President and Director                    Form 3

Raymond Contoli            Secretary Treasurer and                   Form 3
                           Director

Edward Skoda               Director                                  Form 3


================================================================================

                         ITEM 10. EXECUTIVE COMPENSATION

================================================================================

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended November 30, 1999.

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

OTHER COMPENSATION

None

COMPENSATION OF DIRECTORS

Mr. Skoda, a director of the Company, was paid for services rendered in preparing the geochemical grid and in the subsequent sampling program. Total fees paid to him amounted to $2,060. This amount represents the fair market value of services for this work had the Company employed another individual.

TERMINATION OF EMPLOYMENT

There  are no  compensatory  plans or  arrangements,  including  payments  to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

================================================================================

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

================================================================================

The following table sets forth as at November 30, 1999, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

    NAME AND
   ADDRESS OF                                         AMOUNT
   BENEFICAL                         NAME OF        OF BENEFICAL      PERCENT
     OWNER                          OWNERSHIP (1)    OWNERSHIP         CLASS
   ---------                        ------------   ------------      -------
JAMES BRUCE                           Direct         2,500,000        22.64%
114-2274 Folkestone  Way
West Vancouver, B.C.
Canada, V5A 2W1

RAYMOND CONTOLI                       Direct         1,500,000        13.59%
5887 Whircomb Place
Tsawwasson, B.C.
Canada V4L 1E2

EDWARD SKODA                          Direct         1,000,000         9.06%
C.P. 45900-APDO Post 376
Chapala, Jalisco
Mexico

All Officers and Directors            Direct         5,000,000        45.29%


(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

================================================================================

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

================================================================================

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

The Company does not have promoters and has no transactions with any promoters.

                                     PART IV

================================================================================

                          ITEM 13. EXHIBITS AND REPORTS

================================================================================

(a)  (1)    FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title of Document                                                           Page
-----------------                                                           ----

Report of Andersen, Andersen & Strong, Certified Public Accountants           15

Balance Sheet as at November 30, 1999                                         16

Statement of Operations for the period from December 2, 1998 (Date of
         Inception) to November 30, 1999                                      17

Statement in Changes in Stockholders' Equity for the period from December
         2, 1998 (Date of Inception) to November 30, 1999                     18

Statement of Cash Flows for the period from December 2, 1998 (Date of
         Inception) to November 30, 1999                                      19

Notes to the Financial Statements                                             20


(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.


ANDERSEN ANDERSEN & STRONG, L.C.                                               941 East 3300 South, Suite 220
Certified Public Accountants and Business Consultants Board                       Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA                                               Telephone 801-486-0096
                                                                                             Fax 801-486-0098
                                                                                   E-mail Kandersen @ msn.com

Board of Directors
The Bralorne Mining Company
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of The Bralorne Mining Company (an exploration stage company) at November 30, 1999, and the statement of operations, stockholders' equity, and cash flows for the period from December 2, 1998 (date of inception) to November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bralorne Mining Company at November 30, 1999, and the results of operations, and cash flows for the period from December 2, 1998 (date of inception) to November 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah                           /s/  "Andersen Andersen & Strong"
January 15, 2000

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                NOVEMBER 30, 1999

================================================================================
ASSETS

CURRENT ASSETS

     Cash                                                              $  3,324
                                                                       --------

           Total Current Assets                                           3,324
                                                                       --------
OTHER ASSETS

     Mineral lease - Note 3                                                   1
                                                                       --------

                                                                       $  3,325
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable                                                 $  4,200
                                                                       --------

            Total Current Liabilities                                     4,200
                                                                       --------
STOCKHOLDERS' EQUITY

Common stock

      200,000,000 shares authorized, at $0.001 par
      value; 11,040,050 shares issued and outstanding                    11,040

Capital in excess of par value                                           15,972

Deficit accumulated during the development stage                        (27,887)
                                                                       --------

Total Stockholders' Equity                                                 (875)
                                                                       --------
                                                                       $  3,325
                                                                       ========




   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE PERIOD DECEMBER 2, 1998 (DATE OF INCEPTION)
                              TO NOVEMBER 30, 1999
================================================================================
SALES                                                                 $       --

EXPENSES                                                                  27,887
                                                                      ----------

NET LOSS                                                              $   27,877
                                                                      ==========

NET LOSS PER COMMON SHARE

     Basic                                                            $     --
                                                                      ==========


AVERAGE OUTSTANDING SHARES

     Basic                                                             9,508,359
                                                                      ==========






   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD DECEMBER 2, 1998 (DATE OF INCORPORATION)
                              TO NOVEMBER 30, 1999
================================================================================


                                                                            Capital in
                                                 Common         Stock        Excess of   Accumulated
                                                 Shares        Amount        Par Value     Deficit
                                                 ------        ------        ---------     -------

BALANCE DECEMBER 2, 1998 (date of inception)           --         --             --           --

Issuance of common shares for cash at
    $0.001 - January 15, 1999                   5,000,000       5,000            --           --

Issuance of common shares for cash at
    $0.002 - January 26, 1999                   6,000,000       6,000         6,000           --

Issuance of common shares for cash at
    $0.25 - February 5, 1999                       40,050          40         9,972           --

Net operating loss for the year ended
    November 30, 1999                                  --          --            --           --
                                               ----------   ----------   ----------   ----------
BALANCE, NOVEMBER 30, 1999                     11,040,050   $   11,040   $   15,972   $  (27,877)
                                               ==========   ==========   ==========   ==========











   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE PERIOD DECEMBER 2, 1998 (DATE OF INCEPTION)
                              TO NOVEMBER 30, 1999

================================================================================
CASH FLOWS FROM
     OPERATING ACTIVITIES:

Net loss                                                               $(27,887)

Adjustments to reconcile net loss to
    net cash provided by operating
    activities:

    Change in accounts payable                                             4,200
                                                                      ----------

Net Cash From Operations                                                (23,687)
                                                                      ----------
CASH FLOWS FROM INVESTING
    ACTIVITIES:

Purchase of mineral lease                                               (     1)
                                                                      ----------

CASH FLOWS FROM FINANCING
    ACTIVITIES:

       Proceeds from issuance of common stock                             27,012
                                                                      ----------

Net Increase in Cash                                                       3,324

Cash at Beginning of Period                                                   --
                                                                      ----------
Cash at End of Period                                                  $   3,324
                                                                      ==========









   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

================================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on December 2, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and exploring mineral properties. As at the date of the balance sheet a mineral property with unknown reserves, has been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage.

Since its inception the Company has completed three Regulation D offerings of 6,040,050 shares of its capital stock for cash.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES

Accounting, Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On November 30, 1999, the Company had a net operating loss carry forward of $27,887. The tax benefit from the loss carry forward has been fully offset by valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations and is unable to project any reliable future net profits.

The loss carryforward will expire in 2020.

Earning (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                           THE BRALORNE MINING COMPANY
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

================================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES - CONTINUED

Amortization of Capitalized Mineral Claim Costs

Cost of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Cost incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.

Financial Instruments

The carrying amounts of financial instruments, including cash, mineral claims and accounts payable, are considered by management to be their estimated fair values.

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

3. PURCHASE OF MINERAL LEASES

During February, 1999 the Company acquired a mineral claim, for $1.00 from a related party, known as "Golden" consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia, with an expiration date of March 17, 2000.

The Company has not established the existence of a commercially minable ore deposit and therefore all expenses for acquisition and exploration have been expensed.

4. RELATED PARTY TRANSACTIONS

Related parties have acquired 45% of the common stock issued for cash.

5. GOING CONCERN

The Company will need additional working capital to be successful in its planned operations.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital for any future planned activities and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate for the forthcoming year.

There can be no assurance that the Company can be successful in this effort.

================================================================================
                                   SIGNATURES
================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                            THE BRALORNE MINING COMPANY


Date:   January 15, 2000     By:    /s/  "James Bruce"
                             --------------------------------------------
                             James Bruce, President and Director


Date:    January 15, 2000    By:   /s/  "Raymond Contoli"
                             ---------------------------------------------------
                              Raymond Contoli, Secretary Treasurer and Director