Form 10QSB
period 2000-02-29
BRALORNE MINING CO
filed 2000-07-06
CIK 1077637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended       February 29, 2000
                               ------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------     ---------------------

Commission File number           0-25707
                       ----------------------------


                           THE BRALORNE MINING COMPANY
              ----------------------------------------------------
               (Exact name of registrant as specified in charter)


           Nevada                                           91-1948355
-------------------------------                             ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


   114 - 2274 Folkestone Way

   West Vancouver, BC, Canada                                 V7S 2X7
----------------------------------------                 ----------------
(Address of principal executive offices)                    (Zip Code)


                               1 - 604 - 926-3839

               --------------------------------------------------
               Registrant's telephone number, including area code


      --------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                          Outstanding as of February 29, 2000
--------------------------------           -----------------------------------
 Common Stock, $0.001 per share                        11,040,050

                                      INDEX


                                                                                        Page
                                                                                       Number

                                                                                       ------
PART 1.

  ITEM 1.  Financial Statements (unaudited).........................................      3

           Balance Sheet as at February 29, 2000
                  (with comparative figures as at November 30, 1999)................      4

            Statement of Operations
               For the three  months  ended  February  29,  2000,  for the three months  ended  February  28,  1999  and for the  period  from
                   December 2, 1998 (Date of Incorporation) to February 29, 2000....      5

            Statement of Changes in Shareholders' Equity
               For the period from December 2, 1998 (Date of
                   Incorporation) to February 29, 2000..............................      6

            Statement of Cash Flows
               For the three  months  ended  February  29,  2000,  for the three months  ended  February  28,  1999  and for the  period  from
                   December 2, 1998 (Date of Incorporation) to February 29, 2000....      7

            Notes to the Financial Statements.......................................      8

  ITEM 2.   Plan of Operations......................................................     11


PART 11     Signatures..............................................................     12


                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheet of The Bralorne Mining Company (an exploration stage company) at February 29, 2000 (with comparative figures as at November 30,
1999) and the statement of operations and statement of cash flow for the three months ended February 29, 2000, for the three months ended February 28, 1999 and for the period from December 2, 1999 (date of incorporation) to February 29, 2000 and the statement of stockholders' equity for the period from December 2, 1998 (date of incorporation) to February 29, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 29, 2000, are not necessarily indicative of the results that can be expected for the year ending November 30, 2000.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                     February 29, 2000 and November 30, 1999

                      (Unaudited - Prepared by Management)

                                                                                  2000                  1999
                                                                               ----------             ----------
   ASSETS

   CURRENT ASSETS

        Bank                                                                   $      448             $    3,324
                                                                               ----------             ----------
               TOTAL CURRENT ASSETS                                                   448                  3,324
                                                                               ----------             ----------

   OTHER  ASSETS

        Mining claim - Note 3                                                           1                      1
                                                                               ----------             ----------


                                                                               $      449             $    3,325
                                                                               ==========             ==========


   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES

         Accounts payable and accrued liabilities                              $    2,950             $   4,200
                                                                               ----------             ----------

                   Total current liabilities                                        2,950                 4,200
                                                                               ----------             ----------

   STOCKHOLDERS' EQUITY

        Common stock
              200,000,000 shares authorized, at $0.001 par
              value, 11,040,050 shares issued and outstanding                      11,040                11,040

        Capital in excess of par value                                             15,972                15,972

        Deficit accumulated during the development stage                          (29,513)              (27,887)
                                                                               ----------             ----------

              Total Stockholders' Equity (Deficit)                                 (2,501)                 (875)
                                                                               ----------             ----------

                                                                               $      449             $   3,325
                                                                               ==========             ==========


The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

                  For the three months ended February 29, 2000,
                  for the three months ended February 28, 1999
                               and for period from
           December 2, 1998 (Date of Inception) to February 29, 2000

                      (Unaudited - Prepared by Management)

                                                   FOR THE THREE            For the Three         From Inception
                                                    MONTHS ENDED             Months Ended                 To
                                                 FEBRUARY 29, 2000        February 29, 1999      February 29, 2000
                                                 -----------------        -----------------     ------------------
   SALES                                           $          --             $          --        $           --
                                                   -------------             -------------        --------------
   GENERAL  AND
   ADMINISTRATIVE
   EXPENSES

     Accounting and audit                                    450                     1,320                 4,450
     Assessment fees                                          --                        --                 1,200
     Bank charges and interest                                22                       106                   188
     Consulting                                               --                     4,000                 6,063
     Filing fees - Edgar system                              874                        --                 4,695
     Geological report                                        --                     1,270                 1,270
     Incorporation costs written  off                         --                       670                   670
     Legal                                                    --                        --                 4,020
     Office expenses                                          70                       160                 1,214
     Miscellaneous                                            --                        39                    39
     Staking costs                                            --                        --                 1,155
     Transfer agent's fees                                   210                     2,045                 2,923
     Travel                                                   --                        --                 1,626
                                                   -------------             -------------        --------------


   NET LOSS                                        $     ( 1,626)            $     ( 9,610)       $      (29,513)
                                                   =============             =============        ==============


   NET LOSS PER COMMON SHARE


     Basic                                         $         --              $          --
                                                   =============             =============


   AVERAGE OUTSTANDING SHARES

        Basic                                         11,040,050                 4,885,923
                                                   =============             =============


The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

            For the period from December 2, 1998 (Date of Inception)
                              to February 29, 2000

                      (Unaudited - Prepared by Management)

                                                                                                 CAPITAL IN
                                                                      COMMON STOCK                EXCESS OF         ACCUMULATED
                                                                 SHARES         AMOUNT            PAR VALUE           DEFICIT
                                                                 ------         ------           ----------         -----------
BALANCE DECEMBER 2, 1998 (date of inception)                         --        $     --          $       --          $       --

Issuance of common shares for cash at
  $0.001 - January 15, 1999                                   5,000,000           5,000                  --                  --

Issuance of common shares for cash at
  $0.002 - January 26, 1999                                   6,000,000           6,000               6,000                  --

Issuance of common shares for cash at
  $0.25 - February 5, 1999                                       40,050              40               9,972                  --

Net operating loss for the period from
  December 2, 1998 to February 29, 2000                              --              --                  --             (29,513)
                                                             ----------        --------          ----------          ----------

BALANCE FEBRUARY 29, 2000                                    11,040,050        $ 11,040          $   15,972          $  (29,513)
                                                             ==========        ========          ==========          ==========


The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

                  For the three months ended February 29, 2000,
                for the three months ended February 29, 2000 and
                              for the period from
           December 2, 1998 (Date of Inception) to February 29, 2000

                      (Unaudited - Prepared by Management)

                                                            FOR THE THREE              For the Three          From Inception
                                                            MONTHS ENDED                Months Ended                To
                                                          FEBRUARY 29, 2000          February 29, 1999      February 29, 2000
                                                          -----------------          -----------------      -----------------
     CASH FLOWS FROM
       OPERATING ACTIVITIES:
          Net loss                                           $   (1,626)                $   (9,610)             $  (29,513)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Increase in accounts payable                      (1,250)                       671                   2,950
                                                             ----------                 ----------               ---------
                    Net Cash from Operations                     (2,876)                    (8,939)                (26,563)
                                                             ----------                 ----------               ---------

      CASH FLOWS FROM INVESTING
           ACTIVITIES:

            Purchase of mineral claim - Note 3                       --                         (1)                     (1)
                                                             ----------                 ----------               ---------

     CASH FLOWS FROM FINANCING
          ACTIVITIES:
            Proceeds from issuance of common
              stock                                                  --                     27,012                  27,012
                                                             ----------                 ----------               ---------
          Net Increase in Cash                                   (2,876)                    18,072                     448

          Cash at Beginning of Period                             3,324                         --                      --
                                                             ----------                 ----------               ---------

          CASH AT END OF PERIOD                                $    448                  $  18,072                $    448
                                                             ==========                 ==========               =========


The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 29, 2000

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

     Income Taxes
     ------------

     On February 29, 2000, the Company had a net operating loss carry forward of $29,513. The tax benefit from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2020.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 29, 2000

                      (Unaudited - Prepared by Management)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Earnings (Loss) per Share
     -------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding

     Comprehensive Income
     --------------------

     The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

     Recent Accounting Pronouncements
     --------------------------------

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

     Capitalization of Mineral Claim Costs
     -------------------------------------

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

     Environmental Requirements
     --------------------------

     At the report date environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore an estimate of any future cost cannot be made.

     Financial Instruments
     ---------------------

     The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values. .

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 29, 2000

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

3.   MINING CLAIMS

     During February, 1999 the Company acquired, for $1.00 from a related party, a mineral claim known as the "Golden" consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia, with an expiration date of March 17, 2001.

4.   RELATED PARTY TRANSACTIONS

     Related parties acquired 45% of the common shares issued for cash.

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

The Company's management undertook an exploration program on the Golden claim in the latter part of September 1999 and took various soil samples for assaying. The Company is testing these assays for precious minerals only and not industrial minerals.

Since the fall of 1999 no other work has been undertaken on the Golden claim due to winter conditions in the Bralorne area of British Columbia.

Liquidity and Capital Resources
-------------------------------

The Company will require additional funds to undertake a further work program in 2000. These funds may be provided by the directors or, if warranted, through the sale of shares.

Results of Operations
---------------------

There have been no operations during the current period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE BRALORNE MINING COMPANY
                                  (Registrant)


        June 22, 2000                              /s/ "James Bruce"
----------------------------             --------------------------------------
            Date                          James Bruce - President and Director


        June 22, 2000                             /s/ "Raymond Contoli"
----------------------------             --------------------------------------
            Date                         Raymond Contoli - Secretary Treasurer
                                                    and Director