Form 10QSB
period 2000-05-31
BRALORNE MINING CO
filed 2000-07-06
CIK 1077637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              May 31, 2000
                               -----------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File number                      0-25707
                       -----------------------------------------------


                           THE BRALORNE MINING COMPANY
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


              Nevada                                         91-1948355
--------------------------------------------                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


114 - 2274 Folkestone Way
West Vancouver, BC, Canada                                       V7S 2X7
---------------------------                                  ----------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                                Outstanding as of May 31, 2000
-----------------------------------               ------------------------------
  Common Stock, $0.001 per share                            11,040,050

                                      INDEX




                                                                                                 Page
PART 1.                                                                                         Number
                                                                                                ------
         ITEM 1.  Financial Statements (unaudited) ............................................    3

                  Balance Sheet as at May 31, 2000
                           (with comparative figures as at November 30, 1999) .................    4

                  Statement of Operations
                           For the three months ended May 31, 2000, for the
                               six months ended May 31, 2000 (with
                               comparatives) and for the period from
                               December 2, 1998 (Date of
                               Incorporation) to May 31, 2000 .................................    5

                  Statement of Changes in Shareholders' Equity
                           For the period from December 2, 1998 (Date of
                               Incorporation) to May 31, 2000 .................................    6

                  Statement of Cash Flows
                           For the three months ended May 31, 2000, for the
                               six months ended May 31, 2000 (with
                               comparatives) and for the period from
                               December 2, 1998 (Date of
                               Incorporation) to May 31, 2000 .................................    7

                  Notes to the Financial Statements ...........................................    8

         ITEM 2.  Plan of Operations ..........................................................   11

PART 11           Signatures ..................................................................   12

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheet of The Bralorne Mining Company (an exploration stage company) at May 31, 2000 (with comparative figures as at November 30,
1999) and the statement of operations and statement of cash flow for the three months ended May 31, 2000 (with comparative figures), for the six months ended May 31, 2000 (with comparative figures) and for the period from December 2, 1998 (date of incorporation) to May 31, 2000 and the statement of stockholders' equity for the period from December 2, 1998 (date of incorporation) to May 31, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2000, are not necessarily indicative of the results that can be expected for the year ending November 30, 2000.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                       May 31, 2000 and November 30, 1999

                      (Unaudited - Prepared by Management)

                                                                            2000                1999
                                                                            ----                ----
ASSETS

CURRENT ASSETS

     Bank                                                                 $     --            $  3,324
                                                                          --------            --------

           Total current assets                                                 --               3,324
                                                                          --------            --------

OTHER  ASSETS

     Mining claim - Note 3                                                       1                   1
                                                                          --------            --------

                                                                          $      1            $  3,325
                                                                          ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Bank overdraft                                                      $     13            $     --
      Accounts payable and accrued liabilities                            $  3,575               4,200
      Due to director                                                        1,320                  --
                                                                          --------            --------

             Total current liabilities                                       4,908               4,200
                                                                          --------            --------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,040,050 shares issued and outstanding                  11,040              11,040

     Capital in excess of par value                                         15,972              15,972

     Deficit accumulated during the development stage                      (31,919)            (27,887)
                                                                          --------            --------

           Total Stockholders' Equity (Deficit)                             (4,907)               (875)
                                                                          --------            --------

                                                                          $      1            $  3,325
                                                                          ========            ========



The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

                    For the three months ended May 31, 2000, for the six months ended May 31, 2000 (with comparatives)
  and for the period from December 2, 1998 (Date of Inception) to May 31, 2000

                      (Unaudited - Prepared by Management)

                                      FOR THE THREE    For the Three      For the  Six    For the Six       From Inception
                                      MONTHS ENDED     Months Ended       Months Ended    Months Ended            To
                                      MAY 31, 2000     May 31, 1999       May 31, 2000    May 31, 1999       May 31, 2000
                                      ------------     ------------       ------------    ------------       ------------
SALES                                 $         --     $         --       $        --     $         --       $         --
                                      ------------     ------------       ------------    ------------       ------------

GENERAL  AND  ADMINISTRATIVE
EXPENSES:
     Accounting and audit                    1,075            2,000              1,525           2,000              5,525
     Assessment fees                            --              120                 --           1,440              1,200
     Bank charges and interest                  37               17                 58             123                225
     Consulting                                 --               --                 --           4,000              6,063
     Filing fees - Edgar                        --            1,056                874           1,056              4,695
     Geological report                          --               --                 --           1,270              1,270
     Incorporation  costs                       --              350                 --           1,020                670
     Legal                                      --            2,500                 --           2,500              4,020
     Office expenses                            39              389                110             549              1,253
     Miscellaneous                              --               --                 --              39                 39
     Staking costs                              --               --                 --              --              1,155
     Transfer agent's fees                   1,255              960              1,465           3,005              4,178
     Travel                                     --               --                 --              --              1,626
                                      ------------     ------------       ------------    ------------       ------------

NET LOSS                              $     (2,406)    $     (7,392)      $     (4,032)   $    (17,002)      $    (31,919)
                                      ============     ============       ============    ============       ============

NET LOSS PER COMMON SHARE
     Basic                            $         --     $         --       $         --    $         --
                                      ============     ============       ============    ============

AVERAGE OUTSTANDING SHARES
     Basic                              11,040,050       11,040,050         11,040,050       8,031,366
                                      ============     ============       ============    ============

The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

            For the period from December 2, 1998 (Date of Inception)
                                 to May 31, 2000

                      (Unaudited - Prepared by Management)


                                                                                            CAPITAL IN
                                                                 COMMON STOCK                EXCESS OF       ACCUMULATED
                                                            SHARES            AMOUNT         PAR VALUE          DEFICIT
                                                            ------            ------         ---------          -------
BALANCE DECEMBER 2, 1998 (date of inception)                     --        $       --        $      --        $      --

Issuance of common shares for cash at
  $0.001 - January 15, 1999                               5,000,000             5,000               --               --

Issuance of common shares for cash at
  $0.002 - January 26, 1999                               6,000,000             6,000             6,000              --

Issuance of common shares for cash at
  $0.25 - February 5, 1999                                   40,050                40             9,972              --

Net operating loss for the period from
  December 2, 1998 to May 31, 2000                               --                --               --           (39,919)
                                                         ----------        ----------        ----------        ----------

BALANCE MAY 31, 2000                                     11,040,050        $   11,040        $   15,972        $  (31,919)
                                                         ==========        ==========        ==========        ==========












The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

                    For the three months ended May 31, 2000, for the six months ended May 31, 2000 (with comparatives)
  and for the period from December 2, 1998 (Date of Inception) to May 31, 2000

                      (Unaudited - Prepared by Management)


                                                     For the Six          For the Six        From Inception
                                                     Months Ended         Months Ended            To
                                                     May 31, 2000         May 31, 1999        May 31, 2000
                                                     ------------         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                        $ (4,032)            $(17,002)           $(31,919)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in subscription receivable              --                   --                  --
          Increase in prepaid assessment fees              --                   --                  --
          Increase in accounts payable                   (625)               3,291               3,575
          Increase in due to a director                 1,320                   --               1,320
                                                     --------             --------            --------

               Net Cash from Operations                (3,337)             (13,711)            (27,024)
                                                     --------             --------            --------

 CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchase of mineral claim - Note 3                --                   (1)                 (1)
                                                     --------             --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from issuance of common stock           --               27,012              27,012
                                                     --------             --------            --------

     Net Increase in Cash                              (3,337)              13,300                 (13)

     Cash at Beginning of Period                        3,324                   --                  --
                                                     --------             --------            --------

     CASH AT END OF PERIOD                           $    (13)            $ 13,300            $    (13)
                                                     ========             ========            ========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  May 31, 2000

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

         Income Taxes
         ------------

         On May 31, 2000, the Company had a net operating loss carry forward of $31,919. The tax benefit from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2020.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  May 31, 2000

                      (Unaudited - Prepared by Management)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Earnings (Loss) per Share
         -------------------------

         Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

         Comprehensive Income
         --------------------

         The Company  adopted  Statement of Financial  Accounting  Standards No.
         130. The adoption of the standard had no impact on the total stockholder's equity.

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

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  May 31, 2000

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


In the fall of 1999 the Company extended its geochemcial grid and took soil samples for assaying. The assays indicated some gold content in certain areas but over all the assays were not indicative of a strong gold occurrence. The Company will concentrate its efforts during the 2000 field season in the areas when there was an indication of gold. The Company has not tested its samples for other metals but might do this prior to undertaken further exploration work on the claim/

Liquidity and Capital Resources
-------------------------------

The Company will need additional funds to undertake any exploration program in 2000. The exact amount of dollars required for an exploration program is not known as yet but will be determined within the next several months.

Results of Operations
---------------------

There have been no operations during the current period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE BRALORNE MINING COMPANY
                                  (Registrant)




         June 22, 2000                            /s/     "James Bruce"
---------------------------------           -----------------------------------
              Date                          James Bruce - President and Director


         June 22, 2000                           /s/    "Raymond Contoli"
---------------------------------           -----------------------------------
              Date                          Raymond Contoli - Secretary
                                            Treasurer and Director