Form 10QSB
period 2000-08-31
BRALORNE MINING CO
filed 2000-11-27
CIK 1077637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES  EXCHANGE
     ACT OF 1934

For the quarterly period ended      August 31, 2000
                               ----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------       -----------------

Commission File number            0-25707
                       ----------------------------


                           THE BRALORNE MINING COMPANY
         --------------------------------------------------------------
               (Exact name of registrant as specified in charter)

            Nevada                                       91-1948355
----------------------------------                     --------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

   114 - 2274 Folkestone Way
West Vancouver, British Columbia, Canada                   V7S 2X7
--------------------------------------------           ---------------
(Address of principal executive offices)                 (Zip Code)

                                  1-604-688-3931
               ---------------------------------------------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                 Class                      Outstanding as of August 31, 2000
   -----------------------------------      ---------------------------------
    Common Stock, $0.001 per share                   11,040,050

ANDERSEN ANDERSEN & STRONG, L.C.                  941 EAST 3300 SOUTH, SUITE 202
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS SALT LAKE CITY, UTAH 84106

                                                          TELEPHONE 801 486-0096
                                                                FAX 801 486-0098

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
The Bralorne Mining Company

We have reviewed the balance sheet of The Bralorne Mining Company, Inc. (Exploration stage company) as of August 31, 2000 and November 30, 1999 the related statement of operations and the statement of cash flows for the nine months ended August 31, 2000 and 1999 and the periods December 2, 1998 (date of inception) to August 31, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                          Andersen Andersen and Strong

Salt Lake City, Utah
November 20, 2000

                                      INDEX

                                                                                                       Page
PART 1.                                                                                               Number
                                                                                                      ------

         ITEM 1.  Financial Statements (unaudited)...........................................           4

                           Balance Sheet as at August 31, 2000 and November
                                    30, 1999.................................................           5

                           Statement of Operations
                              For the three months ended August 31, 2000 and 1999, for the nine months ended August 31, 2000 and 1999 and for
                                   the period from December 2, 1998 (Date of
                                   Incorporation) to August 31, 2000........................            6

                           Statement of Cash Flows
                               For  the nine  months  ended  August 31, 2000 and
                                    1999 and for the  period  from  December  2,
                                    1998 (Date of
                                       Incorporation) to August 31, 2000....................            7

                           Notes to the Financial Statements................................            8

         ITEM 2.  Plan of Operations........................................................           11

PART 11           Signatures................................................................           12

OTHER             Financial Data Worksheet..................................................           13


                         PART 1 - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying balance sheet of The Bralorne Mining Company (exploration stage company) at August 31, 2000 and 1999 and the statement of operations for the three months and nine months ended August 31, 2000 and 1999 and statement of cash flow for the nine months ended August 31, 2000 and 1999 and for the period from December 2, 1998 (date of incorporation) to August 31, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2000, are not necessarily indicative of the results that can be expected for the year ending November 30, 2000.

                           THE BRALORNE MINING COMPANY

                         (An Exploration Stage Company)

                                  BALANCE SHEET

                      August 31, 2000 and November 30, 1999

                      (Unaudited - Prepared by Management)

                                                                                2000         1999
                                                                                ----         ----
ASSETS

CURRENT ASSETS

     Bank                                                                     $    197    $  3,324

OTHER  ASSETS

     Mining claim - Note 3                                                           1           1
                                                                              --------    --------
                                                                              $    198    $  3,325
                                                                              ========    ========

LIABILITIES

      Accounts payable and accrued liabilities                                $  4,400    $  4,200
      Accounts payable - related parties                                         3,370          --
                                                                              --------    --------
                                                                                 7,770       4,200
                                                                              --------    --------
STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,040,050 shares issued and outstanding                      11,040      11,040

     Capital in excess of par value                                             15,972      15,972

     Deficit accumulated during the development stage                          (34,584)    (27,887)
                                                                              --------    --------

           Total Stockholders' Deficiency                                       (7,572)       (875)
                                                                              --------    --------

                                                                              $    198    $  3,325
                                                                              ========    ========

                       The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY

                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

    For the nine months ended August 31, 2000 and 1999, for the three months ended August 31, 2000 and 1999 and for the period from December 2, 1998 (Date of Inception) to August 31, 2000

                      (Unaudited - Prepared by Management)

                                                                   FOR THE       FOR THE       FOR THE     FOR THE
                                                                    THREE         THREE          NINE       NINE            FROM
                                                                    MONTHS        MONTHS        MONTHS     MONTHS         INCEPTION
                                                                    ENDED         ENDED         ENDED       ENDED            TO
                                                                    AUGUST        AUGUST        AUGUST     AUGUST           AUGUST
                                                                   31, 2000      31, 1999      31, 2000    31, 1999       31, 2000
                                                                   --------      --------      --------    --------       --------
SALES                                                             $   --       $    --        $   --         $    --         $    --

GENERAL  AND
ADMINISTRATIVE
EXPENSES:

     Accounting and audit                                         $  825       $  300         $2,350           2,300           6,350
     Assessment work                                                  --           --             --           1,200           1,200
     Bank charges and interest                                        18           19             76             142             243
     Consulting                                                       --           --             --           4,000           6,063
     Filing fees -- Edgar system                                   1,822          259          2,696           1,315           6,517
     Geological report                                                --           --             --           1,270           1,270
     Incorporation costs written-off                                  --           --             --             670             670
     Legal                                                            --           --             --           2,520           4,020
     Miscellaneous                                                    --           --             --              39              39
     Office expenses                                                  --          337            110             865           1,253
     Recording of assessment work                                     --           --             --             120           1,155
     Transfer agent's fees                                            --           28          1,465           2,713           4,178
     Travel                                                           --           --             --              --           1,626
                                                                  ------        -----         ------         -------           -----
NET LOSS                                                          $2,665         $943         $6,697         $17,154         $34,584
                                                                  ======       ======         ======         =======         =======
NET LOSS PER COMMON
SHARE

   Basic                                                          $  --        $  --          $  --          $   --
                                                                  ======       ======         ======         =======
AVERAGE OUTSTANDING SHARES

     Basic                                                     11040050     11040050       11040050        9,358,671
                                                               ========     ========       ========        =========


                 The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY

                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

         For the nine months ended August 31, 2000 and 1999 and for the period from December 2, 1998 (Date of Inception) to August 31, 2000

                      (Unaudited - Prepared by Management)

                                                                            FOR THE NINE       FOR THE NINE         FROM
                                                                              MONTHS              MONTHS          INCEPTION
                                                                               ENDED             ENDED                TO
                                                                              AUGUST 31,        AUGUST 31,         AUGUST 31,
                                                                                 2000              1999                2000
                                                                                 ----              ----                ----

     Net loss                                                                 $(6,697)         $(17,154)         $(34,584)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable                                            200             2,800             4,400
          Increase in accounts payable -- related
               Parties                                                          3,370                --             3,370
                                                                               ------           -------           -------
               Net Cash from Operations                                        (3,127)          (14,354)          (26,814)

CASH FLOWS FROM INVESTING
     ACTIVITIES:

     Mineral claim                                                                 --                (1)               (1)
                                                                               ------           -------           -------
CASH FLOWS FROM FINANCING
    ACTIVITIES:

     Proceeds from issuance of common
               Stock                                                               --            27,012            27,012
                                                                               ------           -------           -------
     Net Increase in Cash                                                      (3,127)           12,657               197

     Cash at Beginning of Period                                                3,324                --                --
                                                                               ------           -------           -------
     CASH AT END OF PERIOD                                                    $   197          $ 12,657          $    197
                                                                              =======          ========          ========


           The  accompanying  notes  are an  integral  part of  these  unaudited  financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2000

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

         The Company has completed Regulation D offerings of 11,040,050 common shares of its capital stock for cash.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         On August 31, 2000, the Company had a net operating loss carry forward of $34,584. The tax benefit from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2020.

         Earnings (Loss) per Share

         Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2000

                      (Unaudited - Prepared by Management)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Comprehensive Income

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

         Capitalization of Mineral Claim Costs

         Cost of acquisition, exploration, carrying and retained unproven properties are expensed as incurred. Cost in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

         Environmental Requirements

         At the report date environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore an estimate of any future cost cannot be made.

         Financial Instruments

         The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their standard fair values.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2000

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

--------------------------------------------------------------------------------
                           ITEM 2. PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Due to lack of funding, the Company was unable to do further exploration work on the property during the last quarter.

Liquidity and Capital Resources

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

                                                    THE BRALORNE MINING COMPANY
                                                            (Registrant)




         November 22, 2000                         /s/     "James Bruce"
---------------------------------          -------------------------------------
            Date                           James Bruce - President and Director



         November 22, 2000                        /s/    "Raymond Contoli"
---------------------------------     ------------------------------------------
           Date                       Raymond Contoli - Secretary Treasurer and
                                                       Director