Form 10KSB
period 2000-11-30
BRALORNE MINING CO
filed 2001-09-04
CIK 1077637

23

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
     For  the  fiscal  year  ended          November  30,  2000
                                            -------------------

(  )     TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
     For  the  transaction  period  from               to

     Commission  File  number               0-25707
                                            -------

                       THE  BRALORNE  MINING  COMPANY
               ------------------------------
               (Exact  name  of  Company  as  specified  in  charter)

                Nevada                                        91-1948355
          ------                                              ----------
State or other jurisdiction of incorporation           (I.R.S. Employee I.D.No.)
or  organization

114  -  2274  Folkestone  Way
West  Vancouver,  British  Columbia,  Canada                    V7S  2X7
--------------------------------------------                    --------
(Address  of  principal  executive offices)                    (Zip Code)

Issuer's  telephone  number,  including  area  code            1-604-926-3829
                                                        ---------------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share                    Name of each exchange on which registered
            None                                              None
----------------                              --------------------

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

     None
     ----
(Title  of  Class)

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

State  issuer's  revenues  for  its most recent fiscal year:     $           -0-
                                                                    ------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at November 30, 2000, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of November 30, 2000, the Company has 11,040,050 shares of common stock issued and outstanding.

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

NONE

                                TABLE OF CONTENTS








PART 1                                                                                                                       Page
--------                                                                                                                     ----
ITEM 1..  DESCRIPTION OF BUSINESS                                                                                               4

ITEM 2..  DESCRIPTION OF PROPERTY                                                                                               4

ITEM 3..  LEGAL PROCEEDINGS                                                                                                     5

ITEM 4..  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                                                   5

PART II
--------


ITEM 5..  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                              5


ITEM 6..  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                             5

ITEM 7..  FINANCIAL STATEMENTS                                                                                                  7


ITEM 8..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                  7

PART III
--------



ITEM 9..  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT     7

ITEM 10.  EXECUTIVE COMPENSATION                                                                                               10

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                                                        11

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                       12

PART IV
--------

ITEM 13.  EXHIBITS                                                                                                             13

                                     PART 1
                                     ------


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORY  AND  ORGANIZATION

     The Bralorne Mining Company, a Nevada corporation, was incorporated on December 2, 1998. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located at 114 - 2274 Folkestone Way, West Vancouver, British Columbia, Canada, V7S 2X7.

     The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2000 there were 11,040,050 shares outstanding.

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

     The Company is engaged in the exploration, and if warranted, the development of mineral properties. The Company presently has the mineral rights to a mineral claim called "Golden" located in the Bralorne area of British Columbia and performed work to further explore this claim during February, 2001.

     To date, the Company has undertaken certain exploration and activities on its mineral claim as more fully described in Item 6 - Management's Discussion and Analysis or Plan of Operations on page 5 below.



                         ITEM 2. DESCRIPTION OF PROPERTY


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

The geology of the Golden claim is comprised of a mass of finely bedded cherty argillites which basically underlie the entire claim. Argillites are not well exposed in stream valleys due to their fractured nature and weather brown-orange when exposed at higher elevations. Dark green to purple colored basalts on the Pioneer Formation weather brown and provide the host of mineralized veins on the property situated near the Golden claim. As is common in the Bridge River area, much of the claim is covered by a layer of recent volcanic ash, which varies from a few centimeters to a meter thick in some areas.

The claim is near the historic Bralorne-Pioneer Mine, which was the largest single gold producer in B.C. having produced over 4 million ounces of gold during the period from 1932 to 1971.



                            ITEM 3. LEGAL PROCEEDINGS


There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended November 30, 2000.


                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at November 30, 2000 the Company had 40 shareholders; three of these shareholders are officers and directors of the Company.



       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

The Company was incorporated on December 2, 1998 under the laws of the State of Nevada. The Company's articles of incorporation currently provide that the

Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2000 there were 11,040,050 shares outstanding. The Company is engaged in the exploration stage. There is no assurance that reserves exist in its mineral claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

The Company is in the exploration stage and is seeking a quotation on the OTC Bulletin Board. The Company has no revenue to date from the exploration of the Golden claim, and its ability to affect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

The Company has performed certain exploration work on the Golden claim during the last two and one half years as follows.

During February 1999, the Company established a geochemical grid on part of its claim in anticipation of undertaking a soil-sampling program. The base line for the geochemical grid was brushed out and stations were horizontally chained-in every 100 meters (300 yards). Chaining was completed using 10 meter intervals and flagged. The base line for the geochemical grid totaled 810 meters (2,430 yards). The grid sampling lines were brushed out with stations horizontally chained-in and flagged every 10 meters, for a distance of 970 meters (2,910 yards). The total combined geochemical grid for the base line and grid line was 1,780 meters (5,340 yards). The cost of performing this work has been applied against future assessment work on the Golden claim.

During November 1999, the Company explored the south west corner of its claim where a geochemical grid was laid out in February. Prior to the sampling of the grid it was extended by an additional 2,100 meters (6,300 yards). Subsequently soil sampling was flagged every 20 meters (60 yards). A total of fifty-one soil samples were taken from the southwest corner of the claim and submitted to Chemex Labs Ltd for gold analysis. Because of the unconsolidated volcanic ash covering the area of the sampling program, representative samples were obtained by digging through the volcanic ash to reach soil contact. The average depth of the digging was approximately one foot.

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

During the period February 3, 2001 to February 6, 2001, work was done on the Golden Claim in lieu of the payment of $1,980 Cdn which was required to keep the claim in good standing `. This work, consisting of a grid layout, was applied to the 18 unit metric claim, and the property is now in good standing until March 17, 2002.

Liquidity  and  Capital  Resources
----------------------------------

As  at  November  30,  2000,  the  Company  had  $49  of  assets,  and $8,695 of
liabilities,  including  cash  or  cash  equivalents  amounting  to  $48.   The
liabilities  of  $8,695  are  amounts  accrued  for legal, audit and accounting.

The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Golden claim and has made no commitments to acquire any asset of any nature.

Results  of  Operations
-----------------------

Since inception the Company has purchased the Golden claim and performed exploration work on the claim as more fully described above.



                          ITEM 7.  FINANCIAL STATEMENTS


The financial statements of the Company are included following the signature page to this Form 10-KSB.



      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to November 30, 2000 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


The following table sets forth as of November 30, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.





                                                 Term as
                                                 Director
Name               Age       Position Held        Since
-----------------  ---  -----------------------  --------
  James Bruce . .   72  President and Director       1998

                        Secretary Treasurer and
  Raymond Contoli   62  Director                     1998

  Edward Skoda. .   52  Director                     1998




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

The following table sets forth as at November 30, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.






Name                    Position          Report to be Filed
---------------  -----------------------  ------------------
James Bruce . .  President and Director         Form 3

Raymond Contoli  Secretary Treasurer and
                 Director                       Form 3

Edward Skoda. .  Director                       Form 3






                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended November 30, 2000.

BONUSES  AND  DEFERRED  COMPENSATION

None

COMPENSATION  PURSUANT  TO  PLANS

None

PENSION  TABLE

None

OTHER  COMPENSATION

None

COMPENSATION  OF  DIRECTORS

There was no compensation paid to any director of the Company during the fiscal year ended November 30, 2000.

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



     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as at November 30, 2000, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.







Name and Address                                     Amount
of Beneficial                        Nature of    of Beneficial   Percent
Owner                               Ownership(1)    Ownership    of Class
----------------------------------  ------------  -------------  ---------
       JAMES BRUCE
       114-2274 Folkestone Way
       West Vancouver, B.C.
       Canada, V5A 2W1 . . . . . .  Direct            2,500,000     22.64%




       RAYMOND CONTOLI
       5887 Whitcomb Place
       Tsawwasson, B. C.                              1,500,000
       Canada, V4L 1E2 . . . . . .  Direct                          13.59%

       EDWARD SKODA
       320 - 1100 Melville Street
       Vancouver, B.C.
       Canada, V6E 4A6 . . . . . .  Direct            1,000,000      9.06%

       All Officers and Directors
       as a Group ( 3 persons ). .  Direct            5,000,000     45.29%




(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.



            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

TRANSACTIONS  WITH  PROMOTERS

The  Company does not have promoters and has no transactions with any promoters.

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS







(a)  (1)   FINANCIAL STATEMENTS
The following financial statements are included in this report:

Title of Document. . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page
------------------------------------------------------------------------  ----

Report of Andersen, Andersen & Strong, Certified Public Accountants. . .    15

Balance Sheet as at November 30, 2000. . . . . . . . . . . . . . . . . .    16

Statement of Operations for the period December 2, 1998 (Date of
      Inception) to November 30, 2000. . . . . . . . . . . . . . . . . .    17

Statement of Changes in Stockholders' Equity for the period December 2,
      1998 (Date of Inception) to November 30, 2000. . . . . . . . . . .    18

Statement of Cash Flows for the period December 2, 1998 (Date of
      Inception)  to November 30, 2000 . . . . . . . . . . . . . . . . .    19

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . .    20


(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this
      Report:

None.


(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                              THE  BRALORNE  MINING  COMPANY


Date: September 4, 2001       By:/s/  "James  Bruce"
                              ----------------------
                              James  Bruce,  President  and  Director


Date: September 4, 2001       By:    /s/  "Raymond  Contoli"
                                   ------------------------------
                              Raymond  Contoli,  Secretary  Treasurer
                                   and  Director

ANDERSEN  ANDERSEN  &  STRONG,  L.C.          941  East  3300 South,  Suite  220
                                              Salt Lake  City,  Utah,  84106
                                                    Telephone 801-486-0096
                                                          Fax  801-486-0098
                                                   E-mail  Kandersen  @  msn.com

Certified Public Accountants and Business Consultants Board
Member SEC Practice Section of the AICPA


Board  of  Directors
The  Bralorne  Mining  Company
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of The Bralorne Mining Company (an exploration stage company) at November 30, 2000, and the statement of operations, stockholders' equity, and cash flows for the year ended November 30, 2000 and 1999 and the period from December 2, 1998 (date of inception) to November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bralorne Mining Company at November 30, 2000, and the results of operations, and cash flows for the year ended November 30, 2000 and 1999 and the period from December 2, 1998 (date of inception) to November 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt  Lake  City, Utah                         /s/  "Andersen Andersen & Strong"
April  13,  2001

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                NOVEMBER 30, 2000






                                                          2000
                                                      -------------
ASSETS

CURRENT ASSETS

     Cash. . . . . . . . . . . . . . . . . . . . . .  $         48
                                                      -------------

          Total Current Assets . . . . . . . . . . .            48
                                                      -------------

OTHER ASSETS

     Mineral lease - Note 3. . . . . . . . . . . . .             1
                                                      -------------

                                                      $         49
                                                      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable - related party. . . . . . . .  $      3,845
     Accounts payable. . . . . . . . . . . . . . . .  $      4,850
                                                      -------------

           Total Current Liabilities . . . . . . . .         8,695
                                                      -------------

STOCKHOLDERS' EQUITY

Common stock

     200,000,000 shares authorized, at $0.001 par
     value; 11,040,050 shares issued and outstanding        11,040

Capital in excess of par value . . . . . . . . . . .        15,972

Deficit accumulated during the development stage . .       (35,658)
                                                      -------------

Total Stockholders' Deficiency . . . . . . . . . . .        (8,646)
                                                      -------------

                                                      $         49
                                                      =============




   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             FOR THE YEAR ENDED NOVEMBER 30, 2000 AND 1999 AND  THE
        PERIOD  DECEMBER 2, 1998 (DATE OF INCEPTION) TO NOVEMBER 30, 2000







                             November 30, 2000    November 30, 1999    December 2, 1998 to November 30, 2000
                            -------------------  -------------------  ---------------------------------------



REVENUES                            $-                   $-                             $-
EXPENSES . . . . . . . . .               7,771               27,887                                   35,658
                            -------------------  -------------------  ---------------------------------------

NET LOSS . . . . . . . . .  $           (7,771)  $          (27,877)  $                              (35,658)
                            ===================  ===================  =======================================



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $                -   $                -
                            ===================  ===================


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .          11,040,050            9,508,359
                            ===================




















   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD DECEMBER 2, 1998 (DATE OF INCEPTION)
                               TO NOVEMBER 30, 2000







                                                                       Capital in
                                                Common       Stock      Excess of    Accumulated
                                                Shares      Amount      Par Value      Deficit
BALANCE DECEMBER 2, 1998 (date of inception)           -  $         -  $         -  $          -

Issuance of common shares for cash at
    $0.001 - January 15, 1999. . . . . . . .   5,000,000        5,000            -             -

Issuance of common shares for cash at
    $0.002 - January 26, 1999. . . . . . . .   6,000,000        6,000        6,000             -

Issuance of common shares for cash at
    $0.25 - February 5, 1999 . . . . . . . .      40,050           40        9,972             -

Net operating loss for the period
    December 2, 1998 to November 30, 1999. .           -            -            -       (27,887)
                                                       .            .            .             .
                                              ----------  -----------  -----------  -------------

BALANCE, NOVEMBER 30, 1999 . . . . . . . . .  11,040,050       11,040       15,972       (27,887)

Net operating loss for the year ended
     November 30, 2000 . . . . . . . . . . .           -            -            -        (7,771)
                                              ----------  -----------  -----------  -------------

BALANCE, NOVEMBER 30, 2000 . . . . . . . . .  11,040,050  $    11,040  $    15,972  $    (35,658)
                                              ==========  ===========  ===========  =============















   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999 AND THE
      PERIOD FROM DECEMBER 2, 1998 (DATE OF INCEPTION) TO NOVEMBER 30, 2000











                                                                  November 30,
                                             November 30, 2000        1999        December 2, 1998 to November 30, 2000
                                            -------------------  --------------  ---------------------------------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:
                                            $           (7,771)  $     (27,887)  $                              (35,658)
Net loss

Adjustments to reconcile net loss to net cash provided by operating activities:

Increase in accounts payable . . . . . . .               4,495           4,200                                    8,695
                                            -------------------  --------------  ---------------------------------------

     Net Cash Used in Operations . . . . .              (3,276)        (23,687)                                 (26,963)
                                            -------------------  --------------  ---------------------------------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:

Purchase of mineral claim - Note 3 . . . .                   -              (1)                                      (1)
                                            -------------------  --------------  ---------------------------------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

Proceeds from issuance of common stock . .                   -               -                                   27,012
                                            -------------------  --------------  ---------------------------------------

     Net increase in cash. . . . . . . . .              (3,276)          3,324                                       48

Cash at Beginning of Period. . . . . . . .               3,324               -                                        -
                                            -------------------  --------------  ---------------------------------------

Cash at End of Period. . . . . . . . . . .  $               48   $       3,324   $                                   48
                                            ===================  ==============  =======================================












   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on December 2, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and exploring mineral properties. At the balance sheet date, a mineral property, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage.

The Company has completed three Regulation D offerings of 11,040,050 common shares for cash.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On November 30, 2000, the Company had a net operating loss carry forward of $35,658. The tax benefit of $10,697 from the loss carry forward has been fully offset by valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and is unable to predict any reliable future net profits. The loss carry forward will expire in 2022.

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding . Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred rights unless the exercise becomes antidilutive and then the basic per share amounts are shown in the report.

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Capitalization  of  Mineral  Claim  Costs
-----------------------------------------

Cost of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value

Environmental  Requirements
---------------------------

At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future cost cannot be made.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash, mineral claims and accounts payable, are considered by management to be their estimated fair values.

Estimates  and  Assumptions
---------------------------

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

Comprehensive  Income
---------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on February 29, 1999.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.   PURCHASE  OF  A  MINERAL  CLAIM

During February, 1999 the Company acquired a mineral claim, for $1.00 from a related party, known as "Golden" consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia, with an expiration date of March 17, 2001. The claim may be extended by the payment of $1,980 Cdn.

The Company has not established the existence of a commercially minable ore deposit and therefore all expenses for acquisition and exploration have been expensed.

4.   RELATED  PARTY  TRANSACTIONS

Related  parties  have  acquired  45%  of  the  outstanding  common  stock.

5.   GOING  CONCERN

The Company will need additional working capital to be successful in its planned operations.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital for any planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate for the coming year.