Form 10-Q
period 2001-02-28
BRALORNE MINING CO
filed 2002-02-21
CIK 1077637

13

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          February  28,  2001
                                            -------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number               0-25707
                                       -------


                    THE  BRALORNE  MINING  COMPANY
                    ------------------------------
         (Exact  name  of  registrant  as  specified  in  charter)

          Nevada                                         91-1948355
          ------                                     --------------
(State  or  other  jurisdiction of                  (I.R.S. Employer
incorporation  or  organization)                    Identification No.)

114  -  2274  Folkestone  Way
West  Vancouver,  British  Columbia, Canada                     V7S 2X7
-------------------------------------------                     -------
(Address  of  principal executive offices)                   (Zip Code)

                         1  -  604  -  688-3931
                         ----------------------
               Registrant's  telephone  number,  including  area  code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                            Outstanding as of February 28, 2001
          ----------                         -----------------------------------

      Common  Stock, $0.001 per share                      11,040,050

ANDERSEN  ANDERSEN  &  STRONG, L.C.               941 EAST 3300 SOUTH, SUITE 202
CERTIFIED  PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS         SALT LAKE  CITY,
                                                                     UTAH  84106
                                                          TELEPHONE 801 486-0096
                                                                FAX 801 486-0098


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The  Board  of  Directors
The  Bralorne  Mining  Company

We have reviewed the balance sheet of The Bralorne Mining Company, Inc. (Exploration stage company) as of February 28, 2001 and November 30, 2000 the related statement of operations and the statement of cash flows for the three months ended February 28, 2001 and 2000 and the periods December 2, 1998 (date of inception) to February 28, 2001. These financial statements are the responsibility of the company's management.

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


                          Andersen Andersen and Strong


Salt  Lake  City,  Utah
January  7,  2002

                                      INDEX







                                                                                         PAGE
                                                                                       NUMBER
                                                             ---                     -----------
PART 1.

  ITEM 1.        Financial Statements (unaudited)   4

                 Balance Sheet as at February 28, 2001 and
                     November 30, 2000. . . . . . . . . . . . . . . . . .                5

                 Statement of Operations
                     For the three months ended February 28, 2001
                     and 2000 and for  the period from December
                     2, 1998 (Date of Inception) to February 28, 2001                    6

                 Statement of Cash Flow
                     For the three months ended February 28, 2001
                     and 2000 and for the period from December
                     2,1998 (Date of Inception) to February 28, 2001.                    7

                 Notes to Financial Statements . . . . .                                 8

  ITEM 11.       Plan of Operations                                                     11

                 Signatures. . . . . . . . . . . . . . .                                12













                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of The Bralorne Mining Company (exploration stage company) at February 28, 2001 and 2000 and the statement of operations for the three months ended February 28, 2001 and 2000 and statement of cash flow for the three months ended February 28, 2001 and 2000 and for the period from December 2, 1998 (date of incorporation) to February 28, 2001 have been prepared by the Company's management, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2001 are not necessarily indicative of the results that can be expected for the year ending November 30, 2001.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                                 BALANCE  SHEET

                     February 28, 2001 and November 30, 2000

                      (Unaudited - Prepared by Management)





                                                                   2001            2000
                                                            ------------  --------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $        31   $          48

OTHER  ASSETS

     Mining claim - Note 3 . . . . . . . . . . . . . . . .            1               1
                                                            ------------  --------------

                                                            $        32   $          49
                                                            ============  ==============

LIABILITIES

      Accounts payable - related parties . . . . . . . . .  $     5,905   $       3,845
      Accounts payable and accrued liabilities . . . . . .        8,656           4,850
                                                            ------------  --------------
                                                                 14,561           8,695
                                                            ------------  --------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,040,050 shares issued and outstanding       11,040          11,040

     Capital in excess of par value. . . . . . . . . . . .       15,972          15,972

     Deficit accumulated during the exploration stage. . .      (41,541)        (35,658)
                                                            ------------  --------------

           Total Stockholders' Deficiency. . . . . . . . .      (14,529)         (8,646)
                                                            ------------  --------------

                                                            $        32   $          49
                                                            ============  ==============






     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

  For the three months ended February 28, 2001 and 2000 and for the period from December 2, 1998 (Date of Inception) to February 28, 2001

                     (Unaudited  -  Prepared by Management)





                                      FOR THE
                                      FOR THE          FOR THE
                                      THREE            THREE
                                      MONTHS           MONTHS
                                      ENDED            ENDED,         FROM INCEPTION
                                      FEBRUARY 28,     FEBRUARY 29       TO
                                       2001             20000        FEBRUARY 28, 2001
                                     -------------  -----------  ------------------

SALES. . . . . . . . . . . . . . . .  $         -  $                -  $             -
                                      -----------  ------------------  ---------------

GENERAL  AND
ADMINISTRATIVE
EXPENSES:

     Accounting and audit. . . . . .        2,150                 450            9,450
     Assessment work . . . . . . . .            -                   -            1,200
     Bank charges and interest . . .           17                  22              297
     Consulting. . . . . . . . . . .            -                   -            6,063
     Filing fees - Edgar system. . .          210                 874            6,727
     Geological report . . . . . . .            -                   -            1,270
     Incorporation costs written-off            -                   -              670
     Legal . . . . . . . . . . . . .            -                   -            4,020
     Miscellaneous . . . . . . . . .            -                   -               39
     Office expenses . . . . . . . .            -                  70            1,340
     Recording of assessment work. .        2,060                   -            3,215
     Transfer agent's fees . . . . .        1,446                 210            5,624
     Travel. . . . . . . . . . . . .            -                   -            1,626
                                      -----------  ------------------  ---------------

NET LOSS . . . . . . . . . . . . . .  $     5,883  $            1,626  $        41,541
                                      ===========  ==================  ===============


NET LOSS PER COMMON SHARE

     Basic . . . . . . . . . . . . .  $         -  $                -
                                      ===========  ==================

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . . . . . . .   11,040,050          11,040,050
                                      ===========  ==================




     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

  For the three months ended February 28, 2001 and 2000 and for the period from December 2, 1998 (Date of Inception) to February 28, 2001

                      (Unaudited - Prepared by Management)






                                                    FOR THE THREE     FOR THE THREE
                                                    MONTHS            MONTHS                  FROM INCEPTION
                                                    ENDED             ENDED                          TO
                                                    FEBRUARY 28, 2001 FEBRUARY 29, 2000     FEBRUARY 28, 2001
                                                                     -------------------

CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $       (5,883)  $           (1,626)  $          (41,541)

     Adjustments to reconcile net loss to net cash provided by operating activities:


          Increase in accounts payable - related
               Parties . . . . . . . . . . . . . .           2,060                    -                5,905
          Increase in accounts payable . . . . . .           3,806               (1,250)               8,656
                                                    ---------------  -------------------  -------------------

               Net Cash from Operations. . . . . .             (17)              (2,876)             (26,980)
                                                    ---------------  -------------------  -------------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:

     Mineral claim . . . . . . . . . . . . . . . .               -                    -          (         1)
                                                    ---------------  -------------------  -------------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:


     Proceeds from issuance of common
              stock. . . . . . . . . . . . . . . .               -                    -               27,012
                                                    ---------------  -------------------  -------------------

     Net Increase in Cash. . . . . . . . . . . . .             (17)              (2,876)                  31

     Cash at Beginning of Period . . . . . . . . .              48                3,324                    -
                                                    ---------------  -------------------  -------------------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $           31   $              448   $               31
                                                    ===============  ===================  ===================





     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                February 28, 2001

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

Income  Taxes
-------------

     On February 28, 2001, the Company had a net operating loss carry forward of $41,541. The tax benefit of $12,462 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2021.

Earnings  (Loss)  per  Share
----------------------------

     Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                February 28, 2001

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

Cash  and  Cash  Equivalents
----------------------------

     The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Capitalization  of  Mineral  Claim  Costs
-----------------------------------------

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

                                February 28, 2001

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


3.     MINING  CLAIMS

During February, 1999 the Company acquired a mineral claim, for $1.00 from a related party, known as "Golden" consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia, with an expiration date of March 17, 2002.


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

                          ITEM 2.   PLAN OF OPERATIONS


The Company did further exploration work on the Golden claim during February of 2001. The grid control layout was extended using a two man crew. A horizontal chain sample was completed: sample stations every 10 meters for 2,860 meters were used. The expiration date of the mineral claim was extended to March 17, 2002.


Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to finance its activities on the Golden mineral claims.


Results  of  Operations
-----------------------

The  Company  has  had  no  operations  during  this  reporting  period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE  BRALORNE  MINING  COMPANY
                                                (Registrant)




     December  7,  2001                         /s/     "James  Bruce"
     ------------------                         ----------------------
         Date                                        James  Bruce
                                                President and Director



     December  7,  2001                    /s/    "Raymond  Contoli"
     ------------------                    -------------------------
           Date                                 Raymond  Contoli
                                    Secretary Treasurer and Director