Form 10-Q
period 2001-05-31
BRALORNE MINING CO
filed 2002-02-22
CIK 1077637

13

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          May  31,  2001
                                            --------------

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

               Class                         Outstanding  as  of  May  31,  2001
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
                                                          TELEPHONE 801 486-0096
                                                                FAX 801 486-0098


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The  Board  of  Directors
The  Bralorne  Mining  Company

We have reviewed the balance sheet of The Bralorne Mining Company, Inc. (Exploration stage company) as of May 31, 2001 and November 30, 2000 the related statement of operations and the statement of cash flows for the six months ended May 31, 2001 and 2000 and the periods December 2, 1998 (date of inception) to
May 31, 2001. These financial statements are the responsibility of the company's management.

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

                                      INDEX







                                                                                        PAGE
                                                                                      NUMBER
                                                                                     --------
PART 1.

ITEM 1              Financial Statements (unaudited)                                     4

                    Balance Sheet as at May 31, 2001 and
                       November 30, 2000 . . . . . . . . . . . . . . .                   5

                    Statement of Operations
                       For the three and six months ended May 31, 2001
                       and 2000 and for  the period from December
                       2, 1998 (Date of Inception) to May 31, 2001                       6

                    Statement of Cash Flow
                       For the six months ended May 31, 2001
                       and 2000 and for the period from December
                       2, 1998 (Date of Inception) to May 31, 2001                       7

                    Notes to Financial Statements. . . . . . . . . . . .                 8

ITEM 2.             Plan of Operations                                                  11

                    Signatures . . . . . . . . . . . . .                                12













                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of The Bralorne Mining Company (exploration stage company) at May 31, 2001 and 2000 and the statement of operations for the six months ended May 31, 2001 and 2000 and statement of cash flow for the six months ended May 31, 2001 and 2000 and for the period from December 2, 1998 (date of incorporation) to May 31, 2001 have been prepared by the Company's management, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2001 are not necessarily indicative of the results that can be expected for the year ending November 30, 2001.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                                 BALANCE  SHEET

                       May 31, 2001 and November 30, 2000

                      (Unaudited - Prepared by Management)





                                                                  2001            2000
                                                            -----------  --------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $      388   $          48

OTHER  ASSETS

     Mining claim - Note 3 . . . . . . . . . . . . . . . .           1               1
                                                            -----------  --------------

                                                            $      389   $          49
                                                            ===========  ==============

LIABILITIES

      Accounts payable - related parties . . . . . . . . .  $    6,305   $       3,845
      Accounts payable and accrued liabilities . . . . . .      10,013           4,850
                                                            -----------  --------------
                                                                16,318           8,695
                                                            -----------  --------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,040,050 shares issued and outstanding      11,040          11,040

     Capital in excess of par value. . . . . . . . . . . .      15,972          15,972

     Deficit accumulated during the exploration stage. . .     (42,941)        (35,658)
                                                            -----------  --------------

           Total Stockholders' Deficiency. . . . . . . . .     (15,929)         (8,646)
                                                            -----------  --------------

                                                            $      389   $          49
                                                            ===========  ==============






     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

   For the three and six months ended May 31, 2001 and 2000,  and for the period from
              December 2, 1998 (Date of Inception) to May 31, 2001

                     (Unaudited  -  Prepared by Management)





                                 FOR THE        FOR THE
                                 THREE          THREE           FOR THE         FOR THE
                                 MONTHS         MONTHS          SIX             SIX
                                 ENDED          ENDED           MONTHS          MONTHS          FROM INCEPTION
                                 MAY 31,        MAY 31,         ENDED           ENDED           TO
                                 2001            2000           MAY 31, 2001    MAY 31, 2000    MAY 31, 2001
                                 -------------  --------------  --------------  --------------  -------------

SALES . . . . . . . . . . . . .  $          -   $           -   $           -   $           -   $             -
                                 -------------  --------------  --------------  --------------  ----------------

GENERAL  AND
ADMINISTRATIVE
EXPENSES:

     Accounting and audit . . .           950           1,075           3,100           1,525            10,400
     Assessment work. . . . . .             -               -               -               -             1,200
     Bank charges and interest.            43              37              60              58               340
     Consulting . . . . . . . .             -               -               -               -             6,063
     Filing fees - Edgar system           350               -             560             874             7,078
     Geological report. . . . .             -               -               -               -             1,270
     Incorporation costs
         written off. . . . . .             -               -               -               -               670
     Legal. . . . . . . . . . .             -               -               -               -             4,020
     Miscellaneous. . . . . . .             -               -               -               -                39
     Office expenses. . . . . .             -              39               -             110             1,340
     Recording of assessment
          work. . . . . . . . .             -               -           2,060               -             3,215
     Transfer agent's fees. . .            56           1,255           1,503           1,465             5,680
     Travel . . . . . . . . . .             -               -               -               -             1,626
                                 -------------  --------------  --------------  --------------  ----------------

NET LOSS. . . . . . . . . . . .  $     (1,399)  $      (2,406)  $     ( 7,283)  $      (4,032)  $       (42,941)
                                 =============  ==============  ==============  ==============  ================


NET LOSS PER COMMON SHARE
     Basic. . . . . . . . . . .  $          -   $           -   $           -   $           -
                                 =============  ==============  ==============  ==============

AVERAGE OUTSTANDING SHARES
     Basic. . . . . . . . . . .    11,040,050      11,040,050      11,040,050      11,040,050
                                 =============  ==============  ==============  ==============





     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

     For the six months ended May 31, 2001 and 2000 and for the period from December 2, 1998 (Date of Inception) to May 31, 2001

                      (Unaudited - Prepared by Management)






                                                    FOR THE SIX
                                                    MONTHS          FOR THE SIX     FROM INCEPTION
                                                    ENDED           MONTHS ENDED    TO
                                                    MAY 31, 2001    MAY 31, 2000    MAY 31, 2001
                                                    --------------  --------------  ----------------

CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $      (7,283)  $      (4,032)  $       (42,941)

     Adjustments to reconcile net loss to net cash provided by operating activities:


          Increase in accounts payable - related
               parties . . . . . . . . . . . . . .          2,460           1,320             6,305
          Increase in accounts payable . . . . . .          5,163            (625)           10,013
                                                    --------------  --------------  ----------------

               Net Cash from Operations. . . . . .            340          (3,337)          (26,623)
                                                    --------------  --------------  ----------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:

     Mineral claim . . . . . . . . . . . . . . . .              -               -       (         1)
                                                    --------------  --------------  ----------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:


     Proceeds from issuance of common
              stock. . . . . . . . . . . . . . . .              -               -            27,012
                                                    --------------  --------------  ----------------

     Net Increase in Cash. . . . . . . . . . . . .            340          (3,337)              388

     Cash at Beginning of Period . . . . . . . . .             48           3,324                 -
                                                    --------------  --------------  ----------------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $         388   $         (13)  $           388
                                                    ==============  ==============  ================





     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  May 31, 2001

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

Income  Taxes
-------------

     On May 31, 2001, the Company had a net operating loss carry forward of $42,941. The tax benefit of $12,882 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2022.

Earnings  (Loss)  per  Share
----------------------------

     Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  May 31, 2001

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

                                  May 31, 2001

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

The claims were renewed on March 17, 2001 for a further year, and expire on March 17, 2002.


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

                          ITEM 2.   PLAN OF OPERATIONS


The Company did further exploration work on the Golden claim during February of 2001. The grid control layout was extended using a two man crew. A horizontal claim sample was completed; sample stations every 10 meters for 2,860 meters were used. The Goldem claim was renewed on March 17, 2001 for another year and expires on March 17, 2002.


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