Form 10-Q
period 2001-08-31
BRALORNE MINING CO
filed 2002-02-22
CIK 1077637

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          August  31,  2001
                                            -----------------

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

            Class                           Outstanding  as  of August 31, 2001
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

                                                          TELEPHONE 801 486-0096
                                                                FAX 801 486-0098


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The  Board  of  Directors
The  Bralorne  Mining  Company

We have reviewed the balance sheet of The Bralorne Mining Company, Inc. (Exploration stage company) as of August 31, 2001 and November 30, 2000 the related statement of operations and the statement of cash flows for the nine months ended August 31, 2001 and 2000 and the periods December 2, 1998 (date of inception) to August 31, 2001. These financial statements are the responsibility of the company's management.

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

                                      INDEX







                                                                                   PAGE
                                                                                 NUMBER
                                                        ----------------------------
PART 1.
ITEM 1.. . . . . .Financial Statements (unaudited)                                    4

                  Balance Sheet as at August 31, 2001 and
                      November 30, 2000 . . . . . . . . . . . . . . . . .             5

                  Statement of Operations
                      For the three and nine months ended August 31,
                      2001 and 2000 and for  the period from December
                      2, 1998 (Date of Inception) to August 31, 2001.                 6

                  Statement of Cash Flow
                      For the nine months ended August 31, 2001
                      and 2000 and for the period from December
                      2, 1998 (Date of Inception) to August 31, 2001.                 7

                  Notes to Financial Statements. . . . . . . . . . . . . .            8

ITEM 11.          Plan of Operations                                                 11

                  Signatures . . . . . . . . . . . . . . .                           12













                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of The Bralorne Mining Company (exploration stage company) at August 31, 2001 and November 30, 2000 and the statement of operations for the three and nine months ended August 31, 2001 and 2000 and statement of cash flow for the nine months ended August 31, 2001 and 2000 and for the period from December 2, 1998 (date of incorporation) to August 31, 2001 have been prepared by the Company's management, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2001 are not necessarily indicative of the results that can be expected for the year ending November 30, 2001.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                                 BALANCE  SHEET

                      August 31, 2001 and November 30, 2000

                      (Unaudited - Prepared by Management)




                                                               2001           2000
                                                            -----------  --------------
ASSETS
CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $      371   $          48

OTHER  ASSETS

     Mining claim - Note 3 . . . . . . . . . . . . . . . .           1               1
                                                            -----------  --------------

                                                            $      372   $          49
                                                            ===========  ==============

LIABILITIES

      Accounts payable - related parties . . . . . . . . .  $    6,305   $       3,845
      Accounts payable and accrued liabilities . . . . . .      10,888           4,850
                                                            -----------  --------------
                                                                17,193           8,695
                                                            -----------  --------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,040,050 shares issued and outstanding      11,040          11,040

     Capital in excess of par value. . . . . . . . . . . .      15,972          15,972

     Deficit accumulated during the exploration stage. . .     (43,833)        (35,658)
                                                            -----------  --------------

           Total Stockholders' Deficiency. . . . . . . . .     (16,821)         (8,646)
                                                            -----------  --------------

                                                            $      372   $          49
                                                            ===========  ==============






     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

    For the three and nine months ended August 31, 2001 and 2000,  and for the period from
             December 2, 1998 (Date of Inception) to August 31, 2001

                     (Unaudited  -  Prepared by Management)





                                 FOR THE       FOR THE
                                 THREE         THREE          FOR THE         FOR THE
                                 MONTHS        MONTHS         NINE            NINE
                                 ENDED         ENDED          MONTHS          MONTHS          FROM INCEPTION
                                 AUG 31,       AUG 31,        ENDED           ENDED           TO
                                 2001          2000           AUG 31, 2001    AUG 31, 2000    AUG 31, 2001
                                 ------------  -------------  --------------  --------------  -------------

SALES . . . . . . . . . . . . .  $         -   $          -   $           -   $           -   $             -
                                 ------------  -------------  --------------  --------------  ----------------

GENERAL  AND
ADMINISTRATIVE
EXPENSES:

     Accounting and audit . . .          950            825           4,050           2,350            11,350
     Assessment work. . . . . .            -              -               -               -             1,200
     Bank charges and interest.           17             18              77              76               357
     Consulting . . . . . . . .            -              -               -               -             6,063
     Filing fees - Edgar system            -          1,822             560           2,696             7,078
     Geological report. . . . .            -              -               -               -             1,270
     Incorporation costs. . . .            -              -               -               -               670
         written off
     Legal. . . . . . . . . . .            -              -               -               -             4,020
     Miscellaneous. . . . . . .            -              -               -               -                39
     Office expenses. . . . . .            -              -               -             110             1,340
     Recording of assessment
         work . . . . . . . . .            -              -           2,060               -             3,215
     Transfer agent's fees. . .          (75)             -           1,428           1,465             5,605
     Travel . . . . . . . . . .            -              -               -               -             1,626
                                 ------------  -------------  --------------  --------------  ----------------

NET LOSS. . . . . . . . . . . .  $      (892)  $     (2,665)  $     ( 8,175)  $      (6,697)  $       (43,833)
                                 ============  =============  ==============  ==============  ================


NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . .  $         -   $          -   $           -   $           -
                                 ============  =============  ==============  ==============

AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . .     11040050       11040050      11,040,050       11,040050
                                 ============  =============  ==============  ==============








     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

   For the nine months ended August 31, 2001 and 2000 and for the period from December 2, 1998 (Date of Inception) to August 31, 2001

                      (Unaudited - Prepared by Management)






                                                     FOR  THE  NINE
                                                     MONTHS          FOR THE NINE    FROM INCEPTION
                                                     ENDED           MONTHS ENDED    TO
                                                     AUG 31, 2001    AUG 31, 2000    AUG 31, 2001
                                                    --------------  --------------  --------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $      (8,175)  $      (6,697)  $     (43,833)

     Adjustments to reconcile net loss to net cash provided by operating activities:


          Increase in accounts payable - related
               parties . . . . . . . . . . . . . .          2,460             200           6,305
          Increase in accounts payable . . . . . .          6,038           3,370          10,888
                                                    --------------  --------------  --------------

               Net Cash from Operations. . . . . .            323          (3,127)        (26,640)
                                                    --------------  --------------  --------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:

     Mineral claim . . . . . . . . . . . . . . . .              -               -     (         1)
                                                    --------------  --------------  --------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:


     Proceeds from issuance of common
              stock. . . . . . . . . . . . . . . .              -               -          27,012
                                                    --------------  --------------  --------------

     Net Increase in Cash. . . . . . . . . . . . .            323          (3,127)            371

     Cash at Beginning of Period . . . . . . . . .             48           3,324               -
                                                    --------------  --------------  --------------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $         371   $         197   $         371
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

                                 August 31, 2001

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

Income  Taxes
-------------

     On August 31, 2001, the Company had a net operating loss carry forward of $43,833. The tax benefit of $13,150 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2022.

Earnings  (Loss)  per  Share
----------------------------

     Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                           THE BRALORNE MINING COMPANY
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 August 31, 2001

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

                                 August 31, 2001

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


5.     GOING  CONCERN

     Management is currently seeking other mineral leases, which it believes can be profitable. To be successful in this effort the Company will need additional working capital.

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