Form 10KSB
period 2001-11-30
BRALORNE MINING CO
filed 2002-06-21
CIK 1077637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
     For  the  fiscal  year  ended          November  30,  2001
                                            -------------------

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

As at November 30, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of November 30, 2001, the Company has 11,040,050 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

     (1)     Any  annual  report  to  security  holders;

     (2)     Any  proxy  or  other  information  statement;

(3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS



PART  1
-------
                                                     Page
                                                     ----





ITEM 1..  DESCRIPTION OF BUSINESS                                                          4

ITEM 2..  DESCRIPTION OF PROPERTY                                                          4

ITEM 3..  LEGAL PROCEEDINGS                                                                5

ITEM 4..  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                              5

PART II
--------


ITEM 5..  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                         5


ITEM 6..  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                        5

ITEM 7..  FINANCIAL STATEMENTS                                                             7


ITEM 8..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                                         7

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

     The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2001 there were 11,040,050 shares outstanding.

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



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended November 30, 2001.


                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at November 30, 2001 the Company had 40 shareholders; three of these shareholders are officers and directors of the Company.



       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

The Company was incorporated on December 2, 1998 under the laws of the State of Nevada. The Company's articles of incorporation currently provide that the

Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2001 there were 11,040,050 shares outstanding. The Company is engaged in the exploration stage. There is no assurance that reserves exist in its mineral claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

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

During the period February 3, 2001 to February 6, 2001, work was done on the Golden Claim in lieu of the payment of $1,980 Cdn which was required to keep the claim in good standing. This work, consisting of a grid layout, was applied to the 18 unit metric claim, and the property is now in good standing until March 17, 2002.

Liquidity  and  Capital  Resources
----------------------------------

As at November 30, 2001, the Company had $355 of assets, and $17,389 of liabilities, including cash or cash equivalents amounting to $355. The liabilities of $17,389 are amounts accrued for legal, audit, accounting and other payables of $11,084 and amounts due to related parties of $6,305.

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



      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to November 30, 2001 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


The following table sets forth as of November 30, 2001, the name, age, and position of each executive officer and director and the term of office of each director of the Company.





                                   Term as
                                   Director
Name. . . . . . . . . . . . . . .  Age       Position Held           Since
---------------------------------  --------  ----------------------  -----

  James Bruce . . . . . . . . . .     73      President and Director  1998

  Raymond Contoli . . . . . . . .     63      Secretary Treasurer and 1998
                                                  Director

  Edward Skoda. . . . . . . . . .     53      Director                1998




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

The following table sets forth as at November 30, 2001, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.







Name. . . . . . . . . . .  Position                Report to be Filed
-------------------------  ----------------------  ------------------

James Bruce . . . . . . .  President and Director              Form 3

Raymond Contoli . . . . .  Secretary Treasurer and             Form 3
                               Director

Edward Skoda. . . . . . .  Director                            Form 3






                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended November 30, 2001.

BONUSES  AND  DEFERRED  COMPENSATION

None

COMPENSATION  PURSUANT  TO  PLANS

None

PENSION  TABLE

None

OTHER  COMPENSATION

None

COMPENSATION  OF  DIRECTORS

There was no compensation paid to any director of the Company during the fiscal year ended November 30, 2001.

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



     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as at November 30, 2001, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.







Name and Address . . . . . . . . .  Amount
of Beneficial. . . . . . . . . . .  Nature of     of Beneficial   Percent
Owner. . . . . . . . . . . . . . .  Ownership(1)  Ownership       of Class
----------------------------------  ------------  --------------  ---------

       JAMES BRUCE
       114-2274 Folkestone Way
       West Vancouver, B.C.
       Canada, V5A 2W1 . . . . . .  Direct            2,500,000      22.64




       RAYMOND CONTOLI              Direct            1,500,000      13.59
       5887 Whitcomb Place
       Tsawwasson, B. C. . .
       Canada, V4L 1E2 . . .

       EDWARD SKODA                 Direct            1,000,000       9.06
       320 - 1100 Melville Street
       Vancouver, B.C.
       Canada, V6E 4A6

       All Officers and Directors
       as a Group ( 3 persons ). .  Direct            5,000,000     45.29%




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

TRANSACTIONS  WITH  PROMOTERS

The  Company does not have promoters and has no transactions with any promoters.

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS







(a)  (1)   FINANCIAL STATEMENTS

The following financial statements are included in this report:

Title of Document . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page
--------------------------------------------------------------                              ----

Report of Andersen, Andersen & Strong, Certified Public Accountants . . . . . . . . . . . .    15

Balance Sheet as at November 30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . .    16



Statement of Operations for the Years Ended November 30, 2001 and
2000 and the Period December 2, 1998 (Date of Inception) to November 30, 2001                  17

Statement of Changes in Stockholders' Equity for the Period December 2,
      1998 (Date of Inception) to November 30, 2001 . . . . . . . . . . . . . . . . . . . .    18


Statement of Cash Flows for the Years Ended November 30, 2001 and
2000 and the Period December 2, 1998 (Date of Inception)  to November 30, 2001                 19

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20


(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this
      Report:

None.


(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                              THE  BRALORNE  MINING  COMPANY


Date:  June  11,  2002                    By:/s/  "James  Bruce"
                                          ----------------------
                              James  Bruce,  President  and  Director

ANDERSEN ANDERSEN & STRONG, L.C. 941 East 3300 South, Suite 220 Certified Public Accountants and Business Consultants Board Salt Lake City
Member  SEC  Practice  Section  of  the  AICPA                   Utah, 84106
                                                      Telephone 801-486-0096
                                                           Fax  801-486-0098
                                               E-mail  Kandersen  @  msn.com

Board  of  Directors
The  Bralorne  Mining  Company
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of The Bralorne Mining Company (an exploration stage company) at November 30, 2001, and the statement of operations, stockholders' equity, and cash flows for the year ended November 30, 2001 and 2000 and the period from December 2, 1998 (date of inception) to November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bralorne Mining Company at November 30, 2001, and the results of operations, and cash flows for the year ended November 30, 2001 and 2000 and the period from December 2, 1998 (date of inception) to November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


Salt  Lake  City, Utah                         /s/  "Andersen Andersen & Strong"
April  22,  2002

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                NOVEMBER 30, 2001






                                                             2001
                                                      ------------

ASSETS

CURRENT ASSETS

     Cash. . . . . . . . . . . . . . . . . . . . . .  $       355
                                                      ------------

          Total current assets . . . . . . . . . . .  $       355
                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable - related party. . . . . . . .  $     6,305
     Accounts payable. . . . . . . . . . . . . . . .  $    11,084
                                                      ------------

           Total Current Liabilities . . . . . . . .       17,389
                                                      ------------

STOCKHOLDERS' EQUITY

Common stock

     200,000,000 shares authorized, at $0.001 par
     value; 11,040,050 shares issued and outstanding       11,040

Capital in excess of par value . . . . . . . . . . .       15,972

Deficit accumulated during the development stage . .      (44,046)
                                                      ------------

Total Stockholders' Deficiency . . . . . . . . . . .      (17,034)
                                                      ------------

                                                      $       355
                                                      ============





   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000 AND  THE
        PERIOD DECEMBER 2, 1998 (DATE OF INCEPTION) TO NOVEMBER 30, 2001







                                  Nov 30,      Nov 30,                Dec 2, 1998 to
                                   2001         2000                    Nov 30,2001
                            ------------  -----------  -----------------------------



REVENUES . . . . . . . . .  $         -   $        -   $                          -

EXPENSES . . . . . . . . .        8,388        7,771                         44,046
                            ------------  -----------  -----------------------------

NET LOSS . . . . . . . . .  $    (8,388)  $   (7,771)  $                    (44,046)
                            ============  ===========  =============================



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $         -   $        -
                            ============  ===========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .   11,040,050    9,508,359
                            ============




















   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD DECEMBER 2, 1998 (DATE OF INCEPTION)
                               TO NOVEMBER 30, 2001







                                                                    Capital in
                                              Common      Stock      Excess of   Accumulated
                                              Shares      Amount     Par Value   Deficit
                                              ----------  ---------  ----------  -------------

BALANCE DECEMBER 2, 1998 (date of inception)           -  $       -  $        -  $          -

Issuance of common shares for cash at
    $0.001 - January 15, 1999. . . . . . . .   5,000,000      5,000           -             -

Issuance of common shares for cash at
    $0.002 - January 26, 1999. . . . . . . .   6,000,000      6,000       6,000             -

Issuance of common shares for cash at
    $0.25 - February 5, 1999 . . . . . . . .      40,050         40       9,972             -

Net operating loss for the period
    December 2, 1998 to November 30, 1999. .           -          -           -       (27,887)
                  .. . . . . . . . . . . . .           .          .           .
--------------------------------------------  ----------  ---------  ----------

BALANCE, NOVEMBER 30, 1999 . . . . . . . . .  11,040,050     11,040      15,972       (27,887)

Net operating loss for the year ended
     November 30, 2000 . . . . . . . . . . .           -          -           -        (7,771)
                                              ----------  ---------  ----------  -------------

BALANCE, NOVEMBER 30, 2000 . . . . . . . . .  11,040,050     11,040      15,972       (35,658)

Net operating loss for the year ended
     November 30, 2001 . . . . . . . . . . .           -          -           -        (8,388)
                                              ----------  ---------  ----------  -------------

BALANCE, NOVEMBER 30, 2001 . . . . . . . . .  11,040,050  $  11,040  $   15,972  $    (44,046)
                                              ==========  =========  ==========  =============















   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000 AND THE
      PERIOD FROM DECEMBER 2, 1998 (DATE OF INCEPTION) TO NOVEMBER 30, 2001









                                                  Nov 30,        Nov 30,   Dec 2, 1998 to
                                                   2001           2000      Nov 30, 3001
                                            ------------  -------------  ----------------

CASH FLOWS FROM
     OPERATING ACTIVITIES:
                                            $    (8,388)  $     (7,771)  $       (46,093)
Net loss

Adjustments to reconcile net loss to net cash provided by operating activities:

Increase in accounts payable . . . . . . .        8,695          4,495            17,389
                                            ------------  -------------  ----------------

     Net Cash Used in Operations . . . . .          307         (3,276)          (26,657)
                                            ------------  -------------  ----------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
                                                      -              -                 -
                                            ------------  -------------  ----------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

Proceeds from issuance of common stock . .            -              -            27,012
                                            ------------  -------------  ----------------

     Net increase in cash. . . . . . . . .          307         (3,276)              355

Cash at Beginning of Period. . . . . . . .           48          3,324                 -
                                            ------------  -------------  ----------------

Cash at End of Period. . . . . . . . . . .  $       355   $         48   $           355
                                            ============  =============  ================







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

The Company was organized for the purpose of acquiring and exploring mineral properties. At the balance sheet date a mineral property with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and has not reached the development stage and is considered to be in the exploration stage.

The Company has completed three Regulation D offerings of 11,040,050 common shares for $27,012.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On November 30, 2001, the Company had a net operating loss carry forward of $44,046. The tax benefit of $13,214 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations. The loss carry forward will expire in 2023.

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

                           THE BRALORNE MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.   PURCHASE  OF  A  MINERAL  CLAIM

During February, 1999 the Company acquired a mineral claim, for $1.00 from a related party, known as "Golden" consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia and has an expiration date of March 17, 2003. The claim may be extended for one year by the payment of $1,980 Cdn.

The Company has not established the existence of a commercially minable ore deposit and therefore all expenses for acquisition and exploration have been expensed.

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officers- directors and their controlled entities have acquired 45% of the outstanding common stock and made no interest, demand loans to the Company of $6,305.

5.   GOING  CONCERN

Continuation of the Company as a going concern is dependent upon obtaining additional working capital for any planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate for the coming year.