Form 10QSB
period 2002-02-28
BRALORNE MINING CO
filed 2004-01-13
CIK 1077637

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                    For  the  quarterly  period  ended     February  28,  2002
                                                           -------------------

(  )     TRANSITION  REPORT  UNDER  TO  SECTION  13  OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934
                            For  the  transition  period  from           to
                            Commission  file  number                0-25707
                                                                    -------


                           THE  BRALORNE  MINING  COMPANY
                           ------------------------------
          (Exact  name  of  small business issuer as specified in charter)


      Nevada                                                    91-1948355
      ------                                                    ----------
(State or other jurisdiction of incorporation or          (I.R.S. Employeer
                                                        Identification  No.)

            1120 Sunnyside Road, Kelowna, British Columbia,
------------------------------------------------------------------------
                             Canada,   V1Z 2N8
                             -----------------
                    (Address of principal executive offices)

                               (250)  769-5800
                         ---------------------
                           (Issuer's telephone number)

          114-2274 Folkestone Way, West Vancouver, B.C., Canada, V7S 2X7
          --------------------------------------------------------------
    (Former  name, address, and fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

11,040,050  common  shares  with a par value of $0.001 per share as at December
--------------------------------------------------------------------------------
31,  2003
---------


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                      INDEX






                                                                                   PAGE
                                                                                  NUMBER
                                                           -----------------------------
PART 1. .   .FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS                                                   3

              Balance Sheet as at February 28, 2002
               (with comparative figures as at November 30, 2001)                    4

              Statement of Operations
                For the three months ended February 28, 2002 and
                2001 and for the period from December 2, 1998
               (Date of Inception) to February 28, 2002 . . . . .                    5

              Statement of Cash Flows
                For the three months ended February 28, 2002 and
                2001 and for the period from December 2, 1998
                (Date of Inception) to February 28, 2002 . . . .                    6

              Notes to the Financial Statements . . . . . . . .                     7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS           10

     ITEM 3.  CONTROLS AND PROCEDURES                                              14

PART 11.. .   OTHER INFORMATION                                                    15

     ITEM 1. .LEGAL PROCEEDINGS                                                    15

     ITEM 2.  CHANGES IN SECURITIES                                                15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      16

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  16

     ITEM 5.  OTHER INFORMATION                                                    16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     16

              SIGNATURES. .                                                     17-21

                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at February 28, 2002 and the statement of operations for the three months ended February 28, 2002 and 2001, and statement of cash flow for the three months ended February 28, 2002 and 2001 and for the period from December 2, 1998 (date of incorporation) to February 28, 2002 have been prepared by the Company's management, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                                 BALANCE  SHEET

                     February 28, 2002 and November 30, 2001

                      (Unaudited - Prepared by Management)





                                                             FEBRUARY 28    NOVEMBER 30
                                                                2002           2001
                                                            -------------  -------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . .    . . . . . . . . . . . . . . .  $     853      $     355
                                                                 -------        --------

                                                               $     853      $     355
                                                                  ======         =======

LIABILITIES

      Accounts payable - related parties . . . . . . . . .     $  10,910      $   6,305
      Accounts payable and accrued liabilities . . . . . .        11,406         11,084
                                                                ---------      ---------
                                                                  22,316         17,389
                                                                ---------      ---------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,040,050 shares issued and outstanding        11,040         11,040

     Capital in excess of par value. . . . . . . . . . . .        18,972         15,972

     Deficit accumulated during the exploration stage. . .       (51,475)       (44,046)
                                                                ---------      ---------

           Total Stockholders' Deficiency. . . . . . . . .       (21,463)       (17,034)
                                                                ---------      ---------

                                                              $      853     $      355
                                                                 =======       =========





     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

 For the three months ended February 28, 2002 and 2001,  and for the period from
            December 2, 1998 (Date of Inception) to February 28, 2002

                     (Unaudited  -  Prepared by Management)





                               FOR THE         FOR THE
                                THREE           THREE
                                MONTHS          MONTHS
                                ENDED           ENDED         FROM INCEPTION
                             FEBRUARY 28,    FEBRUARY 28,           TO
                                 2002            2001        FEBRUARY 28, 2002
                            --------------  --------------   -----------------
REVENUES . . . . . . . . .     $        -     $         -       $            -

EXPENSES . . . . . . . . .          7,429           5,883               51,475
                                 --------       ---------          ------------

NET LOSS . . . . . . . . .     $   (7,429)    $    (5,883)      $      (51,475)
                                 =========      ==========         ============


NET LOSS PER COMMON SHARE
     Basic . . . . . . . .     $        -     $        -
                                 =========      =========

AVERAGE OUTSTANDING SHARES
     Basic . . . . . . . .     11,040,050      11,040,050
                               ==========      ==========






     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

  For the three months ended February 28, 2002 and 2001 and for the period from December 2, 1998 (Date of Inception) to February 28, 2002

                      (Unaudited - Prepared by Management)





                                                       FOR THE THREE       FOR THE THREE
                                                          MONTHS               MONTHS          FROM INCEPTION
                                                           ENDED                ENDED              TO
                                                     FEBRUARY 28, 2002    FEBRUARY 28, 2001    FEBRUARY 28, 2002
                                                     -----------------  -------------------    -----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . .      . . . . . . . .  $      (7,429)      $       (5,883)       $     (51,475)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable - related
               parties . . . . . . . . . . . . . .               4,605                2,060               10,910
          Increase in accounts payable . . . . . .                 322                3,806               11,406
          Contribution to capital - expenses . . .               3,000                    -                3,000
                                                            ----------          ------------            ---------

               Net Cash from Operations. . . . . .                 498                  (17)             (26,159)
                                                            -----------          -----------            ---------

CASH FLOWS FROM INVESTING
     ACTIVITIES: . . . . . . . . . . . . . . . . .                   -                    -                    -
                                                            -----------          -----------            ---------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

     Proceeds from issuance of common
              stock. . . . . . . . . . . . . . . .                   -                    -               27,012
                                                             ----------         ------------           ----------

     Net Increase in Cash. . . . . . . . . . . . .                 498                  (17)                 853

     Cash at Beginning of Period . . . . . . . . .                 355                   48                    -
                                                            -----------         ------------          -----------

     CASH AT END OF PERIOD . . . . . . . . . . . .       $         853        $          31        $         853
                                                            ===========         ===========           ===========





     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                February 28, 2002

                      (Unaudited - Prepared by Management)

1.   ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on December 2, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

     The Company was organized for the purpose of acquiring and developing mineral properties. As at the date of the balance sheet a mineral property, with unknown reserves, has been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage. (see Note 3).

     Since its inception the Company has completed private placements offerings of 11,040,050 common shares of its capital stock for cash.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Accounting  Methods
     -------------------

     The Company recognizes income and expenses based on the accrual method of accounting.

     Dividend  Policy
     ----------------

     The  Company  has  not yet adopted a policy regarding payment of dividends.

     Income  Taxes
     -------------

     The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred taxes and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to
     reverse.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

     On February 28, 2002, the Company had a net operating loss carry forward of $51,475. The tax benefit of approximately $15,400 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

     The  loss  carry  forward  will  start  to  expire  in  2022.

     Basic  and  Diluted  Net  Income  (Loss)  per  Share
     ----------------------------------------------------

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
     (loss) per share amounts are computed using the weighted average number of common and equivalent shares outstanding as if the shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                February 28, 2002

                      (Unaudited - Prepared by Management)


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Environmental  Requirements
     ---------------------------

     At the report date environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore an estimate of any future costs cannot be made.

     Unproven  Mining  Claim  Costs
     ------------------------------

     Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

     Financial  and  Concentrations  Risk
     ------------------------------------

     The  Company  does  not  have  any concentration or related financial risk.

     Revenue  Recognition
     --------------------

     The policy of the Company if any revenue is received is to recognize revenue on the sale and delivery of product or completion of services provided. There can be no assurance that any revenue will be received.

     Statement  of  Cash  Flows
     --------------------------

     For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of 3 months or less to be cash equivalent. The Company does not have highly liquid assets with 3 months or less maturity to cash equivalents to consider at this time.

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

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                February 28, 2002

                      (Unaudited - Prepared by Management)

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Recent  Accounting  Pronouncements
     ----------------------------------

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.   UNPROVEN  MINING  CLAIMS

     During March 1998, the Company acquired a mineral claim, for $1.00 from a related party, known as "Golden" consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia, Canada.

     A physical work program was completed on January 14, 2002 and the claims were renewed on March 16, 2002 for a further year to expire on March 17, 2003 (see Note 6 below).

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officer-directors' and their controlled entities, have acquired 45% of the outstanding common stock and have made no interest, demand loans of $10,910 to the Company, and have made contributions to capital of $3,000 by payment of Company expenses.

5.   GOING  CONCERN

     The Company will need additional working capital to service its debts and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term related party loans, and additional equity funding, which will enable the Company to operate for the coming year.

6.   SUBSEQUENT  EVENTS

     The Company reduced the number of units comprising the Golden claim from 18 to 9 and undertook sufficient exploration work on its claim to keep it in good standing until March 17, 2004.

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS



When used in this discussion, the words "believe", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB and 10-QSB filed with the Securities and Exchange Commission.

Mineral  Claims

On March 17, 1998, the "Golden" mineral claim was staked by one of the Company's directors and, for the sum of $1.00, the Company purchased it from its director and acquired all rights to the minerals on the Golden. The claim has been maintained in good standing since acquisition.

The Company has performed certain exploration work on the Golden claim during the last four years as follows.

During February 1999, the Company established a geochemical grid on part of its claim in anticipation of undertaking a soil-sampling program. The base line for the geochemical grid was brushed out and stations were horizontally chained-in every 300 feet. Chaining was completed using 30 feet intervals and flagged. The base line for the geochemical grid totalled 2,430 feet. The grid sampling lines were brushed out with stations horizontally chained-in and flagged every 30 feet, for a distance of 2,910 feet. The total combined geochemical grid for the base line and grid line was 5,340 feet. The cost of performing this work was applied against future assessment work on the Golden claim.

During November 1999, the Company explored the south west corner of its claim where a geochemical grid was laid out in February. Prior to the sampling of the grid, it was extended by an additional 6,300 feet. Subsequently soil sampling was flagged every 60 feet. A total of fifty-one soil samples were taken from the southwest corner of the claim and submitted to Chemex Labs Ltd. of North Vancouver, British Columbia, Canada for gold analysis. Because of the unconsolidated volcanic ash covering the area of the sampling program, representative samples were obtained by digging through the volcanic ash to reach soil contact. The average depth of the digging was approximately one foot.

In addition to the soil sampling program the Golden claim was prospected for old
showings  and  trenching.   From  this  prospecting work it would appear that no
past  systematic  sampling  techniques  applied  to  this  confined  area.

From the assays of the soil samples done by Chemex Labs Ltd., Vancouver, British Columbia, there were no significant gold values in the majority of the samples taken. Several samples showed some gold bearing content but not significant to warrant an increased sampling program in that specific area.

During the period February 3 to 6, 2001, work was done on the Golden claim in lieu of the payment of Cdn.$1,980 which was required to keep the claim in good standing.

This work, consisting of a grid layout, was applied to the 18 unit metric claim.

Assessment work was done on the Golden claim from January 10 to the 14, 2002. A grid system which was commenced in 1999 was continued and a soils sampling program was initiated. Grid stations were flagged every 30 feet totaling 15,345 feet. The grid layout was set up so that the present south grid system could be completed and a geo-chemical soils sampling program initiated.

Subsequent  events  in  the  exploration  program

During the beginning of March 2003, the Company extended the grid on the Golden but decided to allow 9 out of the 18 units to lapse. Management felt that the units retained were of interest whereas the other units were in areas which make it difficult to undertake any meaningful exploration work. The Golden claim is in good standing until March 17, 2004.

Other  mineral  claims

At the present time, the Company is not seeking additional mineral properties due to its lack of funds. Nevertheless, in the future, management might consider acquiring other mineral properties of merit for future exploration activities thereon.

Transfer  agent

The Company, since its inception, has used the services of Nevada Agency & Trust Company in Reno, Nevada as its transfer agent.

Market  Information

The Company is a reporting company in the United States but presently is deficient in its filing of its Forms 10-KSB and 10-QSB. The Company hopes to eventually make an application for a quotation on the National Association of Securities Dealers, Inc. "OTC Bulletin Board". There is no assurance that such an application will be accepted.

Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to finance its activities on the Golden mineral claims. As at February 28, 2002, the Company had $853 in cash; being the only asset it had. These funds are not sufficient to pay outstanding current liabilities of $22,316. Approximately 50 percent of the amounts owing are due to the directors of the Company who have been supplying the required funds to maintain the Golden claim in good standing during the last several years. The accounts payable, other than amounts owed to related parties, are due to the auditors, accountant, transfer agent and for various office services rendered on behalf of the Company.

Basically, there has been no change in the Company's financial position since its last fiscal year other than the incurrence of normal operating costs such as accounting, audit and transfer agent's fees.

During  the  current  period  the  Company  has incurred the following expenses:





                   Expenditure                          Amount
                   ----------------------              -------
              Accounting and audit. . . . .  i        $  950
              Bank charges. . . . . . . . .               21
              Edgar filings . . . . . . . .  ii         (502)
              Exploration and filing fees .  iii       2,876
              Management fees . . . . . . .  iv        1,500
              Rent. . . . . . . . . . . . .  v           900
              Telephone . . . . . . . . . .  vi          600
              Transfer agent's fees . . . .  vii       1,084
                                                      -------
                      Total expenses                  $ 7,429
                                                      =======




i. The Company has accrued $500 in fees to its auditors, Andersen Andersen & Strong for the review of this Form 10-QSB. In addition, the Company has accrued $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this Form 10-QSB.

ii. The Company over accrued charges to its Edgar filer, RCI Group of Washington, D.C. which was corrected in the current period. A current charge of $100 has been reflected in the total.

iii. In early January, the Company undertook an exploration program on the Golden mineral claim for five days. The above noted expenses include the cost of two individuals, room and board and transportation by snowmobile to the Golden claim. In addition, the amount shown includes filing the assessment work with the Gold Commission's office at the Ministry of Mines and Energy for the Province of British Columbia. This maintained the claim in good standing until March 13, 2003.

iv. The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the Balance Sheet. The Company will not, in the future, be responsible for paying either cash or settling this expense by way of shares.

v. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $300 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

vi. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

vii. During the period the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. In addition, the Company has accrued certain late charges of interest totaling $94 and reversed, in agreement with the transfer agent, a previous paid invoice in the amount of $210 which was not payable by the Company.

The Company estimates that the following expenses will be required during the next twelve months to meet its obligations:





                                       Requirements    Current      Required
                                           for        Accounts     funds for
    Expenditures                      twelve months    Payable   twelve months
   ---------------------             --------------  ---------  --------------
Accounting and audit.               1  $   5,500  $     8,800        $14,300
Bank charges. . . . .                         60            -             60
Exploration expenses.               2      2,450            -          2,450
Filing fees . . . . .               3        760            -            760
Office. . . . . . . .               4        200           38            238
Transfer agent's fees               5      1,600        2,568          4,168
                                       ---------  --------------     -------

   Estimated expenses.            $       10,570  $    11,406  $      21,976
                                  ==============    =========  =============




No recognition has been given to management fees, rent or telephone since at the present time these expenses are not cash orientated.

1. Presently the Company accrues $450 for its accountant and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB the Company accrues $750 for its accountant to prepare the required working papers and $1,900 for the auditors to examine the year-end financial statements and to render a report thereon.

2. To maintain the Golden claim in good standing the Company will incur a cost of Cdn.$200 per unit. The number of units comprising the Golden claim is 18 and therefore the minimum cost will be Cdn.$3,600. With the applicable filing fees paid to the Ministry of Mines and Energy the total cost is anticipated to be $2,450.

3. The Company is charged $200 for the filing of its Form 10-KSB and $100 for each of its Forms 10-QSB. In addition, the State of Nevada charges $260 for filing the list of directors and officers each year.

4.   Relates  to  photocopying  and  faxing.
     --------------------------------------

5. Each year the Company is charged a fee of $1,200 by its transfer agent to act on its behalf. In addition, there will be interest accrued on the outstanding balance of approximately $400.

If the directors and officers no longer supply the required funds to the Company to maintain the property in good standing there is the possibility that the Golden claims will lapse and the Company will eventually cease to be a going concern.

The Company does not anticipate acquiring any significant assets in the foreseeable future.

At present, the directors devote time to the affairs of the Company as required. There are no plans to hire any employees at this time. The Company will continue to use the services of consultants in the exploration of the Golden claim.

Results  of  Operations
-----------------------

The  Company  has  had  no  operations  during  this  reporting  period.

ITEM  3.      CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures.
        ------------------------------------------------------

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a 14(c) and 15d 14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b)     Changes  in  Internal  Controls.
        --------------------------------

There were not significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART  11.    OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company's or its mineral claim. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its mineral claim.

ITEM  2.     CHANGES  IN  SECURITIES.

There have been no changes in securities since the Company's fiscal year end. The following table sets forth the name and address, as of the date of this Quarterly Report, and the number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.





TITLE OR                          NAME AND ADDRESS OF              AMOUNT OF          PERCENT OF
CLASS                            BENEFICIAL OWNER (1)       BENEFICIAL OWNERSHIP (2)    CLASS
---------------------------  -----------------------------  ------------------------  ----------
    Common                 James Bruce                            2,500,000 (3)         22.64
    Stock                  114 - 2274 Folkestone Way
    . . . . . . . . .      West Vancouver, B.C.
       . . . . . . . .     Canada, V5A 2W1

    Common                 Raymond Contoli                        1,500,000 (3)         13.59
    Stock                  5887 Whitcomb Place
    . . . . . . . . .      Tsawwasson, British Columbia
       . . . . . . . .     Canada, V4L 1E2

    Common                 Edward Skoda                           1,000,000 (3)          9.06
    Stock                  C.P. 45900 - APDO Postal
   . . . . . . . .      .  Box 376
       . . . . . . . .     Chapala, Jalisco, Mexico

    Common . . . . . . . . Directors and Officers as a
    Stock . . . . . . . .  Group                                   5,000,000            45.29




(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him and has not entered into a voting trust or similar agreement.

(2) Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be required in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of the directors or officers have any options, warrants, rights or conversion privileges.

(3) These shares are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After these shares have been held for one year, the holders could sell 1% of the outstanding stock in the Company every three months. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There are "stock transfer" instructions placed against these certificates and a legend has been imprinted on each of the stock certificates.

Holders  of  Common  Shares

There  are presently 40 shareholders of record including officers and directors.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     No  report  is  required.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters have been submitted to a vote of security holders during this period.

ITEM  5.     OTHER  INFORMATION

     On December 22, 2003, the present directors resigned and were replaced by Messrs. Rene Bernard, Lucien R. Paquette and Kirk Reed. Mr. Bernard was appointed President and Chief Executive Officer and Mr. Paquette was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer.

ITEM  6.     EXHIBIT  AND  REPORTS  ON  FORM  8-K

     The  following  documents  have  been  included  by  reference  herein:

      1.  Certificate of Incorporation, Articles of Incorporation and By-laws

     1.1 Certificate of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on April 2,
          1999).

     1.2 Articles of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on April 2,
          1999).

     1.3 By laws (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on April 2, 1999).

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             THE BRALORNE MINING COMPANY
                             ---------------------------
                                  (Registrant)




                           By:     /s/  "Rene Bernard"
                           ---     ------------------
                                   Rene Bernard
                             Chief Executive Officer
                             President and Director

                     Date:  January 12, 2004



                          By:     /s/ "Lucien R. Paquette"
                          ---        ---------------------
                                 Lucien R. Pauqette
                            Chief Accounting Officer
                            Chief Financial Officer,
                        Secretary Treasurer and Director

                     Date: January 12, 2004