Form 10QSB
period 2002-05-31
BRALORNE MINING CO
filed 2004-01-13
CIK 1077637

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                           For  the  quarterly  period  ended     May  31,  2002
                                                                  --------------

(  )     TRANSITION  REPORT  UNDER  TO  SECTION  13  OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934
                           For  the  transition  period  from           to
                           Commission  file  number                0-25707
                                                                   -------


                            THE BRALORNW MINING COMPANY
                            ---------------------------
          (Exact  name  of  small business issuer as specified in charter)


                     Nevada                                        91-1948355
                      -----                                        ----------
(State  or  other  jurisdiction  of                       (I.R.S.  Employer
  incorporation  or  organization)                       Identification  No.)


        1120 Sunnyside Road, Kelowna, British Columbia, Canada,  V1Z 2N8
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                               (250)  769-5800
                            ---------------------
                        (Issuer's telephone number)

                                        N/A
                                ------------------
          (Former  name, address, and fiscal year, if changed since last report)


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
---------


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                      INDEX






                                                                                        PAGE
                                                                                       NUMBER
                                                                 -------------------------
PART 1. . . .FINANCIAL INFORMATION

     ITEM1.  FINANCIAL STATEMENTS                                                         3

             Balance Sheet as at May 31, 2002
                (with comparative figures as at November 30, 2001)                        4

             Statement of Operations
                For the three and six months ended May 31, 2002 and
                2001 and for the period from December 2, 1998
                (Date of Inception) to May 31, 2002. . . . . . .                          5


             Statement of Cash Flows
                For the six months ended May 31, 2002 and 2001 and
                for the period from December 2, 1998 (Date of
                Inception) to May 31, 2002 . . . . . . . . . . .                          6

             Notes to the Financial Statements . . .                                      7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                  10

     ITEM 3. CONTROLS AND PROCEDURES                                                     14

PART 11.. .  OTHER INFORMATION                                                           15

     ITEM 1. LEGAL PROCEEDINGS                                                           15

     ITEM 2. CHANGES IN SECURITIES                                                       15

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                             16

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         16

     ITEM 5. OTHER INFORMATION                                                           16

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                            16

             SIGNATURES. . .  .                                                       17-21

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS


The accompanying balance sheet of The Bralorne Mining Company (a pre-exploration stage company) at May 31, 2002 and the statement of operations for the three and six months ended May 31, 2002 and 2001, and statement of cash flow for the six months ended May 31, 2002 and 2001 and for the period from December 2, 1998 (date of incorporation) to May 31, 2002, have been prepared by the Company's management, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                                 BALANCE  SHEET

                       May 31, 2002 and November 30, 2001

                      (Unaudited - Prepared by Management)





                                                              MAY 31,     NOVEMBER 30
                                                               2002          2001
                                                            -----------  -------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $      125      $     355
                                                                ------        --------

                                                            $      125      $     355
                                                               =======        ========

LIABILITIES

      Accounts payable - related parties . . . . . . . . .  $   12,610      $   6,305
      Accounts payable and accrued liabilities . . . . . .      10,388         11,084
                                                             ---------       ---------
                                                                22,998         17,389
                                                             ---------       ---------

STOCKHOLDERS' DEFICIENCY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,040,050 shares issued and outstanding      11,040         11,040

     Capital in excess of par value. . . . . . . . . . . .      21,972         15,972

     Deficit accumulated during the pre-exploration stage.     (55,885)       (44,046)
                                                              ---------      ---------

           Total Stockholders' Deficiency. . . . . . . . .     (22,873)       (17,034)
                                                              ---------      ---------

                                                            $      125      $     355
                                                               =======       =========






     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

   For the three and six months ended May 31, 2002 and 2001,  and for the period from
              December 2, 1998 (Date of Inception) to May 31, 2002

                     (Unaudited  -  Prepared by Management)





                              FOR THE        FOR THE        FOR THE         FOR THE
                               THREE          THREE          SIX              SIX
                               MONTHS         MONTHS        MONTHS           MONTHS       FROM INCEPTION
                               ENDED          ENDED         ENDED            ENDED             TO
                              MAY 31,        MAY 31,       MAY 31,           MAY 31,         MAY 31,
                                2002           2001         2002              2001             2002
                            -----------     ---------     ---------      -----------       --------------
REVENUES . . . . . . . . .   $      -      $        -     $        -    $         -       $         -

EXPENSES . . . . . . . . .      4,410          1,399         11,839          7,282            55,885
                            ---------       ---------      ---------        -------          ---------

NET LOSS . . . . . . . .  .  $  4,410)     $  (1,399)     $ (11,839)    $   (7,282)       $  (55,885)
                              ========       ========       ========      =========        ==========


NET LOSS PER COMMON SHARE
     Basic . . . . . . . .   $      -      $       -      $       -     $        -
                              ========       ========       =======       =========

AVERAGE OUTSTANDING SHARES
     Basic . . . . . . . .   11,040,050     11,040,050    11,040,050    11,040,050
                             ==========     ==========    ==========    ==========








     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

     For the six months ended May 31, 2002 and 2001 and for the period from December 2, 1998 (Date of Inception) to May 31, 2002

                      (Unaudited - Prepared by Management)





                                                     FOR THE SIX    FOR THE SIX
                                                        MONTHS       MONTHS          FROM INCEPTION
                                                        ENDED         ENDED                 TO
                                                     MAY 31, 2002    MAY 31, 2001     MAY 31, 2002
                                                    -------------   -------------    ---------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .    $   (11,839)     $   (7,282)     $    (55,885)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable - related
               Parties . . . . . . . . . . . . . .          6,305           2,460            12,610
          Increase in accounts payable . . . . . .           (696)          5,162            10,388
          Contribution to capital - expense. . . .          6,000               -             6,000
                                                        ----------       ---------         ---------

               Net Cash from Operations. . . . . .           (230)            340           (26,887)
                                                        ----------       ---------         ---------

CASH FLOWS FROM INVESTING
     ACTIVITIES: . . . . . . . . . . . . . . . . .              -               -                 -
                                                        ---------        ---------         ---------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

     Proceeds from issuance of common
              stock. . . . . . . . . . . . . . . .              -               -            27,012
                                                        ----------      ----------        ----------

     Net Increase in Cash. . . . . . . . . . . . .           (230)            340               125

     Cash at Beginning of Period . . . . . . . . .            355              48                 -
                                                        ----------      ---------         ----------

     CASH AT END OF PERIOD . . . . . . . . . . . .    $       125       $     388       $       125
                                                         ========        ========         ==========






     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  May 31, 2002

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

     Since its inception the Company has completed private placement offerings of 11,040,050 common shares for $27,012.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Accounting  Methods
     -------------------

     The Company recognizes income and expenses based on the accrual method of accounting.

     Dividend  Policy
     ----------------

     The  Company  has  not yet adopted a policy regarding payment of dividends.

     Income  Taxes
     -------------

     The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the difference between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely that not, that such tax benefits will not be realized.


     On May 31, 2002, the Company had a net operating loss carry forward of $55,885. The tax benefit of approximately $16,700 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

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

                                  May 31, 2002

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

     Revenue  Recognition
     --------------------

     The policy of the Company , if any revenue is received, is to recognize revenue on the sale and delivery of product or completion of services provided. There can be no assurance that any revenue will be received.

     Statement  of  Cash  Flows
     --------------------------

     For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of 3 months or less to be cash equivalent. The Company does not have highly liquid assets with 3 months or less maturity to cash equivalent to consider at this time.

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

                                  May 31, 2002

                      (Unaudited - Prepared by Management)

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Recent  Accounting  Pronouncements
     ----------------------------------

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.   UNPROVEN  MINING  CLAIMS

     In February 1999, the Company acquired a mineral claim, for $1.00 from a related party, known as "Golden" consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia, Canada.

     A physical work program was completed on January 14, 2002 and the claims were renewed on March 16, 2002 for a further year to expire on March 17, 2003 (see Note 6 below).

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officer-directors' and their controlled entities, have acquired 43% of the outstanding common stock and have made no interest, demand loans of $12,610 to the Company, and have made contributions to capital of $6,000 by payment of Company expenses.

5.   GOING  CONCERN

     The Company will need additional working capital to service its debts and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing and payment of Company expenses by its officers, which will enable the Company to operate for the coming year.

6.   SUBSEQUENT  EVENTS

     The Company reduced the number of units comprising the Golden claim from 18 to 9 and undertook sufficient exploration work on its mineral claim to keep it in good standing until March 17, 2004.

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

From the assays of the soil samples done by Chemex Labs Ltd., of Vancouver, British Columbia, there were no significant gold values in the majority of the samples taken. Several samples showed some gold bearing content but not significant to warrant an increased sampling program in that specific area.

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

Other  mineral  claims

At the present time, the Company is not seeking additional mineral claims due to its lack of funds. Nevertheless, in the future, management might consider acquiring other mineral properties of merit for future exploration activities thereon.

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

Liquidity  and  Capital  Resources
----------------------------------

The  Company  will  need additional working capital to finance its activities on
the  Golden  mineral claims.   As at May 31, 2002, the Company had $125 in cash;

being the only asset it had. These funds are not sufficient to pay outstanding current liabilities of $22,998. Approximately 50 percent of the amounts owing are due to the directors of the Company who have been supplying the required funds to maintain the Golden claim in good standing during the last several years. The accounts payable, other than amounts owed to related parties, are due to the auditors, accountant, transfer agent and for various office services rendered on behalf of the Company.

Basically, there has been no change in the Company's financial position since its last fiscal year other than the incurrence of normal operating costs such as accounting, audit and transfer agent's fees.

During  the  current  period  the  Company  has incurred the following expenses:





             EXPENDITURE                                  AMOUNT
       Accounting and audit. . . . .  i                  $1,900
       Bank charges. . . . . . . . .                          49
       Edgar filings . . . . . . . .  ii                   (302)
       Exploration and filing fees . iii                  2,876
       Management fees . . . . . . .  iv                  3,000
       Office. . . . . . . . . . . .                         115
       Rent. . . . . . . . . . . . .  v                   1,800
       Telephone . . . . . . . . . .  vi                  1,200
       Transfer agent's fees . . .   vii                  1,201
                                                         -------
               Total expenses                           $ 11,839
                                                        ========




i. The Company has accrued $500 in fees to its auditors, Sellers and Andersen LLC for the review of this Form 10-QSB. In addition, the Company has accrued $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this Form 10-QSB.

ii. The Company over accrued charges to its Edgar filer, RCI Group of Washington, D.C. which was corrected in the current period. A current charge of $200 has been reflected in the total for the quarters ended February 28 and May 31, 2002.

iii. In early January, the Company undertook an exploration program on the Golden mineral claim for five days. The above noted expenses include the cost of two individuals, room and board and transportation by snowmobile to the Golden claims. In addition, the amount shown includes filing the assessment work with the Gold Commissions office at the Ministry of Mines and Energy for the Province of British Columbia. This maintained the claim in good standing until March 13, 2003.

iv. The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the balance sheet. The Company will not, in the future, be responsible for paying either cash or settling this debt by way of shares.

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

vii. During the period the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. In addition, the Company has accrued certain late charges of interest totaling $211 and reversed, in agreement with the transfer agent, a previous paid invoice in the amount of $210 which was not payable by the Company.

The Company estimates that the following expenses will be required during the next twelve months to meet its obligations:





                                       Requirements    Current      Required
                                           for        Accounts     funds for
            Expenditures              twelve months    Payable  Twelve months
   ---------------------            --------------   ---------  -------------
     Accounting and audit.       1     $   5,500  $     7,250  $     12,750
     Bank charges. . . . .                    60            -            60
     Exploration expenses.       2         2,450            -         2,450
     Filing fees . . . . .       3           760          300         1,060
     Office. . . . . . . .       4           200          153           353
     Transfer agent's fees       5         1,600        2,685         4,285
                                       ---------  --------------    -------

        Estimated expenses.            $  10,570  $    10,388  $     20,958
                                  ==============    =========   ===========




No recognition has been given to management fees, rent or telephone since at the present time these expenses are not cash orientated.

1. Presently the Company accrues $450 for its accountant and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB the Company accrues $750 for its accountant to prepare the required working papers and $1,900 for the auditors to examine the year-end financial statements and to render a report thereon. During the period management realized that an over accrual of $800 was made in the amount due the auditors and an adjustment was made during the current period. During the period the Company paid $2,400 to the auditors to reduce the outstanding balance owed them.

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


(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them and have not entered into a voting trust or similar agreement.

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

ITEM  5.     OTHER  INFORMATION

     On December 22, 2003, the present directors resigned and were replaced by Mssrs. Rene Bernard, Lucien R. Paquette and Kirk Reed. Mr. Bernard was appointed President and Chief Executive Officer and Mr. Paquette was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer.

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
                                 Lucien R. Paquette
                            Chief Accounting Officer
                            Chief Financial Officer,
                        Secretary Treasurer and Director

                     Date: January 12, 2004