Form 10QSB
period 2002-08-31
BRALORNE MINING CO
filed 2004-01-13
CIK 1077637

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                              For the quarterly period ended   August  31,  2002
                                                               -----------------

(  )     TRANSITION  REPORT  UNDER  TO  SECTION  13  OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934
                              For  the  transition  period  from      to
                              Commission  file  number               0-25707
                                                             -------

                            THE  BRALORNE  MINING  COMPANY
                            ------------------------------
         (Exact  name  of  small business issuer as specified in charter)


          Nevada                                          91-1948355
          ------                                          ----------
(State  or  other  jurisdiction  of                   (I.R.S.  Employer
 incorporation  or  organization)                   Identification  No.)


        1120 Sunnyside Road, Kelowna, British Columbia, Canada,  V1Z 2N8
        ----------------------------------------------------------------
                 (Address of principal executive offices)

                             (250)  769-5800
                         -------------------
                      (Issuer's telephone number)

                                  N/A
                              ------------
      (Former  name, address, and fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

11,040,050  common  shares  with a par value of $0.001 per share as at December
--------------------------------------------------------------------------------
30,  2003
---------


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                      INDEX






                                                                             PAGE
                                                                           NUMBER
                                        -----------------------------------------
PART 1. .    FINANCIAL INFORMATION

    ITEM1. . FINANCIAL STATEMENTS                                              3

             Balance Sheet as at August 31, 2002
                (with comparative figures as at November 30, 2001) .           4

             Statement of Operations
                 For the three and nine months ended August 31, 2002
                 and 2001 and for the period from December 2, 1998
                 (Date of Inception) to August 31, 2002 . . . . . .            5

             Statement of Cash Flows
                 For the nine months ended August 31, 2002 and 2001
                 And for the period from December 2, 1998 (Date of
                 Inception) to August 31, 2002. . . . . . . . . . . .          6

             Notes to the Financial Statements . .                             7

    ITEM 2. .MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS       10

    ITEM 3.  CONTROLS AND PROCEDURES                                          14

PART 11.. .  OTHER INFORMATION                                                15

    ITEM 1.  LEGAL PROCEEDINGS                                                15

    ITEM 2.  CHANGES IN SECURITIES                                            15

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  16

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              16

    ITEM 5.  OTHER INFORMATION                                                16

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 16

             SIGNATURES. . . . . . .                                          17

                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS


The accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at August 31, 2002 and the statement of operations for the three and nine months ended August 31, 2002 and 2001, and statement of cash flow for the nine months ended August 31, 2002 and 2001 and for the period from December 2, 1998 (date of incorporation) to August 31, 2002, have been prepared by the Company's management, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                                 BALANCE  SHEET

                      August 31, 2002 and November 30, 2001

                      (Unaudited - Prepared by Management)





                                                              AUGUST 31     NOVEMBER 30
                                                                2002           2001
                                                             ----------     -----------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . .   .  $        8      $     355
                                                                --------        --------

                                                              $        8      $     355
                                                                ========        ========

LIABILITIES

      Accounts payable - related parties . . . . . . . . .    $   12,610      $   6,305
      Accounts payable and accrued liabilities . . . . . .        11,915         11,084
                                                               ---------       ---------
                                                                  24,525         17,389
                                                               ---------       ---------

STOCKHOLDERS' DEFICIENCY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,040,050 shares issued and outstanding        11,040         11,040

     Capital in excess of par value. . . . . . . . . . . .        24,972         15,972

     Deficit accumulated during the pre-exploration stage        (60,529)       (44,046)
                                                                ---------       --------

           Total Stockholders' Deficiency. . . . . . . . .       (24,517)       (17,034)
                                                                ---------       --------

                                                              $        8     $      355
                                                                ========       =========





     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

For the three and nine months ended August 31, 2002 and 2001, and for the period from
             December 2, 1998 (Date of Inception) to August 31, 2002

                     (Unaudited  -  Prepared by Management)





                              FOR THE        FOR THE           FOR THE        FOR THE
                               THREE          THREE             NINE           NINE
                               MONTHS         MONTHS           MONTHS          MONTHS       FROM INCEPTION
                               ENDED          ENDED             ENDED           ENDED             TO
                             AUGUST 31,     AUGUST 31,        AUGUST 31,      AUGUST 31,       AUGUST 31,
                                2002           2001              2002            2001             2002
                            -----------    -----------       -----------     -----------    ---------------
REVENUES . . . . . . . . .    $       -      $      -        $       -       $       -        $         -

EXPENSES . . . . . . . . .        4,645         1,399           16,484           8,174             60,529
                                -------        -------         -------         -------          ----------

NET LOSS . . . . . . . . .    $  (4,645)     $ (1,399)       $ (16,484)      $  (8,174)       $   (60,529)
                                ========       =======        =========        ========          =========


NET LOSS PER COMMON SHARE
     Basic and diluted . .    $       -      $      -        $       -       $       -
                                ========       =======        =========        ========

AVERAGE OUTSTANDING SHARES
     Basic . . . . . . . .    11,040,050    11,040,050      11,040,050      11,040,050
                              ==========    ==========      ==========      ==========





     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

   For the nine months ended August 31, 2002 and 2001 and for the period from December 2, 1998 (Date of Inception) to August 31, 2002

                      (Unaudited - Prepared by Management)






                                                     FOR THE NINE    FOR THE NINE
                                                        MONTHS          MONTHS        FROM INCEPTION
                                                        ENDED            ENDED              TO
                                                     AUG 31, 2002    AUG 31, 2001     AUG 31, 2002
                                                    -------------    -------------    ---------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .   $    (16,483)    $    (8,174)     $    (60,529)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable - related
               Parties . . . . . . . . . . . . . .          6,305           2,460            12,610
          Increase in accounts payable . . . . . .            831           6,037            11,915
          Contribution to capital - expense. . . .          9,000               -             9,000
                                                        ---------       ----------        ----------

               Net Cash from Operations. . . . . .           (347)            323           (27,004)
                                                        ----------      ----------        ----------

CASH FLOWS FROM INVESTING
     ACTIVITIES: . . . . . . . . . . . . . . . . .              -               -                 -
                                                        ----------      ----------        ----------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

     Proceeds from issuance of common
              Stock. . . . . . . . . . . . . . . .              -               -            27,012
                                                        ----------       ---------        ----------

     Net Increase in Cash. . . . . . . . . . . . .           (347)            323                 8

     Cash at Beginning of Period . . . . . . . . .            355              48                 -
                                                        ----------       ---------        ----------

     CASH AT END OF PERIOD . . . . . . . . . . . .   $          8      $      371       $          8
                                                        ==========       =========         ==========






     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 August 31, 2002

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

     On August 31, 2002, the Company had a net operating loss carry forward of $60,529. The tax benefit of approximately $18,200 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

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

                                 August 31, 2002

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

                                 August 31, 2002

                      (Unaudited - Prepared by Management)

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Recent  Accounting  Pronouncements
     ----------------------------------

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.   UNPROVEN  MINING  CLAIMS

     In March 1998, the Company acquired a mineral claim, for $1.00 from a related party, known as "Golden" consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia, Canada.

     A physical work program was completed on January 14, 2002 and the claims were renewed on March 16, 2002 for a further year to expire on March 17, 2003 (see Note 6 below).

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officer-directors' and their controlled entities, have acquired 45% of the outstanding common stock and have made no interest, demand loans of $12,610 to the Company, and have made contributions to capital of $9,000 by payment of Company expenses.

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

Unproven  Mineral  Claims

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

Transfer  agent

The Company, since its inception, has used the services of Nevada Agency & Trust Company in Reno, Nevada as it s transfer agent.

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

Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to finance its activities on the Golden mineral claims. As at August 31, 2002, the Company had $8 in cash; being the only asset it had. These funds are not sufficient to pay outstanding current liabilities of $24,525. Approximately 50 percent of the amounts owing are due to the directors of the Company who have been supplying the required funds to maintain the Golden claim in good standing during the last several years. The accounts payable, other than amounts owed to related parties, are due to the auditors, accountant, transfer agent and for various office services rendered on behalf of the Company.

Basically, there has been no change in the Company's financial position since its last fiscal year other than the incurrence of normal operating costs such as accounting, audit and transfer agent's fees.

During  the  year  to  date,  the  Company  has incurred the following expenses:





             EXPENDITURE                                    AMOUNT
       Accounting and audit. . . .    .  i                  $2,850
       Bank charges. . . . . . . . .                            66
       Edgar filings . . . . . .   . .  ii                     198
       Exploration and filing fees .    iii                  2,876
       Management fees . . . . .   . .  iv                   4,500
       Office. . . . . . . . . . . .                           169
       Rent. . . . . . . . . .    . . .  v                   2,700
       Telephone . . . . . . .   . . .  vi                   1,800
       Transfer agent's fees . . .   .  vii                  1,324
                                                            ------
               Total expenses                             $ 16,483
                                                          ========




i. The Company accrues $500 in fees to its auditors, Sellers and Andersen LLC for the review of this Form 10-QSB and other Form 10-QSB prepared during the year. In addition, the Company has accrued $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this and other Form 10-QSB.

ii. The Company over accrued charges to its Edgar filer, RCI Group of Washington, D.C. which was corrected earlier in the year. A current charge of $300 has been reflected in the total for the three quarters ended August 31, 2002.

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

vii. During the period the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. In addition, the Company has accrued certain late charges of interest totaling $334 and reversed, in agreement with the transfer agent, a previous paid invoice in the amount of $210 which was not payable by the Company.

The Company estimates that the following expenses will be required during the next twelve months to meet its obligations:





                                      Requirements    Current      Required
                                          for        Accounts     funds for
          Expenditures               twelve months    Payable   twelve months
    ---------------------           --------------  ---------  --------------
    Accounting and audit.    1       $   5,500      $   9,000   $    14,500
    Bank charges. . . . .                   60              -            60
    Exploration expenses.    2           2,450              -         2,450
    Filing fees . . . . .    3             760              -           760
    Office. . . . . . . .    4             200            107           307
    Transfer agent's fees    5           1,600          2,808         4,408
                                       ---------  --------------    -------

       Estimated expenses.          $   10,570      $  11,915    $   22,485
                                  ==============    =========    ==========




No recognition has been given to management fees, rent or telephone since at the present time these expenses are not cash orientated.

1. Presently the Company accrues $450 for its accountant and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB the Company accrues $750 for its accountant to prepare the required working papers and $1,900 for the auditors to examine the year-end financial statements and to render a report thereon. During the current period no payments were made to the auditors or accountant.

2. To maintain the Golden claim in good standing the Company will incur a cost of Cdn.$200 per unit. The number of units comprising the Golden claim is 18 and therefore the minimum cost will be Cdn.$3,600. With the applicable filing fees paid to the Ministry of Mines and Energy the total cost is anticipated to be $2,450. This payment will have to be made on or before March 17, 2003.

3. The Company is charged $200 for the filing of its Form 10-KSB and $100 for each of its Forms 10-QSB. In addition, the State of Nevada charges $260 for filing the list of directors and officers each year. In the above amount the fees for the Form 10-KSB from the prior year are included since they were not accrued at the time.

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





    TITLE OR                 NAME AND ADDRESS OF              AMOUNT OF          PERCENT OF
     CLASS                   BENEFICIAL OWNER (1)       BENEFICIAL OWNERSHIP (2)    CLASS
---------------------------  --------------------------  ----------------------- ----------
     Common                 James Bruce                      2,500,000 (3)          22.64
     Stock                  114 - 2274 Folkestone Way
    . . . . . . . . .       West Vancouver, B.C.
       . . . . . . . .      Canada, V5A 2W1

     Common                 Raymond Contoli                   1,500,000 (3)          13.59
     Stock                  5887 Whitcomb Place
    . . . . . . . . .       Tsawwasson, British Columbia
       . . . . . . . .      Canada, V4L 1E2

     Common                 Edward Skoda                      1,000,000 (3)           9.06
     Stock                  C.P. 45900 - APDO Postal
   . . . . . . . . .        Box 376
       . . . . . . . .      Chapala, Jalisco, Mexico

     Common . . . . . . . . Directors and Officers as a
     Stock . . . . . . . .  Group                             5,000,000             45.29





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