Form 10KSB
period 2002-11-30
BRALORNE MINING CO
filed 2004-01-13
CIK 1077637

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(X  )     ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT
          OF  1934

                                 For the fiscal year ended     November 30, 2002
                                                             -------------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

                                 For the transition period from      to

                                 Commission file number     0-25707
                                                            -------

                         THE  BRALORNE  MINING  COMPANY
                         ------------------------------
              (Name  of  small  business  issuer  in  its  charter)

             Nevada                                        91-1948355
             ------                                        ----------
(State  or  other  jurisdiction  of                  (I.R.S.  Employer
  incorporation  or  organization)                   Identification  No.)


1120 Sunnyside Road, Kelowna,  B.C., Canada                       V1Z 2N8
----------------------------------------------------------        -------
(Address  of  principal  executive  offices)                  (Zip  Code)

Issuer's  telephone  number      (250)  769-5800
                             -------------------

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

   Title  of  each  share          Name  of  each  exchange on which registered

Common  Shares  with  par  value
of  $0.001  per  share                               N/A
--------------------------------                     ---

Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB
or  any  amendments  to  this  Form  10-KSB.  [    ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.     NIL

State the aggregate market value of the voting or non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified  date  within  the  past  60  days.   NIL

State the number of shares outstanding of each of the issuer's classes of common equity, as at the latest practicable date.

11,040,050  common  shares  with a par value of $0.001 per share as at December
--------------------------------------------------------------------------------
31,  2003
                                   ---------

                       DOCUMENTS INCORPORATED BY REFERENCE

Refer  to  Item  6  -  Exhibits  and  Reports  on  Form  8-K

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                TABLE OF CONTENTS



                                     PART 1
                                     ------
                                                                            PAGE
                                                                            ----




ITEM 1.       DESCRIPTION OF BUSINESS                                          3
ITEM 2.. . .  DESCRIPTION OF PROPERTY                                          7

ITEM 3.. . .  LEGAL PROCEEDINGS                                               12

ITEM 4.. . .  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             12

                                     PART 11
                                   ------------

ITEM 5.. . .  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.       12

ITEM 6.. . .  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.      13

ITEM 7.. . .  FINANCIAL STATEMENTS.                                           16

ITEM 8.. . .  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.                         16

ITEM 8A. . .  CONTROLS AND PROCEDURES.                                        16

                                     PART 111
                                  ------------


ITEM 9.. . .  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
              OF THE EXCHANGE ACT.                                             17

ITEM 10. . .  EXECUTIVE COMPENSATION                                           20



ITEM 11. . .  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                  22

ITEM 12. . .  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                  23

ITEM 13. . .  EXHIBITS AND REPORTS ON FORM 8-K.                                25

ITEM 14. . .  PRINCIPAL ACCOUNTANT FEES AND SERVICE.                           25

              SIGNATURES                                                       26

                                     PART 1

                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORY  AND  ORGANIZATION

     The Bralorne Mining Company, a Nevada corporation, was incorporated on December 2, 1998. The Company has no subsidiaries and no affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings since its inception. The Company has not had any material reclassification, merger, consolidation of its common shares, or purchase or sale of a significant amount of assets not in the ordinary course of business.

      The Company's executive offices are located at 1120 Sunnyside Road, Kelowna, British Columbia, Canada, V1Z 2N8 (Tel: 250-769-=5800).

     The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2002 there were 11,040,050 shares outstanding.

     The Company hopes to make an application for a quotation on the National Association of Securities Dealers, Inc. "OTC Bulletin Board" (the "OTCBB"). This might never happen since the Company might not be able to meet the requirements for a quotation.

     Since inception the Company has been engaged in the exploration of its mineral claim. The Company presently has the mineral rights to the minerals on a claim named "Golden" located in the Bralorne area of British Columbia, Canada and has performed assessment work sufficient to maintain the Golden in good standing with the Ministry of Mines and Energy for the Province of British Columbia until March 17, 2004. Refer to work performed as discussed under Item 2
-  Description  of  Property  below.

     No ore reserve has been discovered on the Golden claim since the Company has not yet undertaken a major exploration program. Even with a major exploration program there is no assurance an ore body will ever be discovered. As can be determined from the attached financial statements under Item 7 on page 16, at the present time, the Company does not have sufficient funds to undertake any further exploration activities unless it obtains funds from its directors and officers, seeks funds from a financial institution (which at the present time appears unlikely) or issues further shares to the public. At the present time, the directors do not know which type of funding they will attempt to attract for the Company.

     The Company has no sources of revenue either from the Golden claim or any other asset.

     The Company will have to adhere to certain governmental regulations regarding mining when, and if, it makes a decision to develop the Golden claim. At present, there are few, if any, requirements during the exploration stage other than indicated under "Environmental concerns and various governmental regulations regarding the Golden claims" on page 4.

     The Company does not have any full time employees and the directors and officers devote such time as is required to attend to the affairs of the Company. Once a major exploration program commences the Company will need the officers to devote more time to the activities of the Company or it will be required to hire consultants to undertake the work. The only director who devoted time to the Golden claim is Edward Skoda who has since inception performed all the exploration work on the claim. The amount paid to Mr. Skoda is indicated under Item 10 - Executive Compensation on page 20.


     The Company has not delivered its annual reports to its shareholders. Once it has obtained a quotation on either the OTCBB, which might never happen, it will hold annual general meetings and distribute certain documents, including financial statements, to shareholders of record.

     Presently the Company files with the United States Securities and Exchange Commission (the "SEC") Forms 10-KSB and 10-QSB but is delinquent in its filings.

     The public may read and copy any material the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and therefore the public can review the Company's filing on the SEC Internet site that contains reports, proxy, and information statements, and other information regarding the Company. This information can be obtained by accessing the SEC website address at http://www.sec.gov.

     The  Company  presently  does  not  have  an  Internet  address.

RISK  FACTORS

     There are certain risk factors that relate to the exploration of the Golden claims as follows:

1. Exploration and mining activities on the Golden claim will involve a high degree of risk

     Exploration and eventually mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected formations and other conditions are involved. The Company may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or which it may not elect to insure. The payment of such liabilities may have a material, adverse effect on the Company's results of operations or financial condition, and its ability to continue as a going concern.

2. Environmental concerns and various governmental regulations regarding the Golden claim

     Prior to commencing mining operations on its mining claim, the Company must meet certain environmental requirements. Compliance with these requirements may prove to be difficult and expensive. The Province of British Columbia has enacted statutory provisions to protect the Crown's property. The primary regulations, or Acts, to which the Company must adhere include the "Timber Harvesting Practices Regulations", "Mineral Tenure Act", "Coal Act" and "Forestry Act". Each of the former Acts has its own environmental concerns to which the Company must adhere. The Company might be liable for pollution or other violations if it does not properly comply with the requirements of the various Acts. Environmental concerns relate to the use and supply of water, the animal life in the area, fish living in the streams, the need to cut timber and removal of soil above the hard rock. No building or fixtures of any form can be erected without the prior approval of the District Inspector for the Province of British Columbia. The cost and effect of compliance with these strict environmental requirements are unknown to the Company at this time and cannot be reasonably estimated. There is no assurance that the Company will have the resources or ability to comply with these Acts. Failure to comply could have a material adverse effect on the Company's results of operations, financial condition or ability to continue as a going concern. The Company is unable to assess what the cost would be to adhere to the various environmental requirements.

3.   Title  to  the  Golden  claim  might  be  uncertain

     While the Company has obtained the usual industry standard title reports with respect to the Golden claim, this should not be construed as a guarantee of title. The Golden property may be subject to prior unregistered agreements or transactions or native land claims and title may be affected by undetected defects. Certain of the units within the claim group may be under dispute and the ultimate resolution of a dispute may result in the loss of all of such property or a reduction in the Company's interest therein. It may be the case that unless and until a significant value is established for any mineral rights or claims, any dispute relating to any of the units will not be brought forward or discovered by the Company.

4.   Refining  the  ore  might prove to be difficult in the Bralorne mining area

     Even if there exists a commercially viable ore body, there may be substantial competition for the use of the mill at the Bralorne area. This is due to the mill being owned by another company who is mining in the same area that the Company is exploring its property. It might have full mill capacity and hence not wish to accept tonnage from other companies. This will result in the Company having to transport its ore to mills located some distance from the Bralorne area. The cost of such transportation could be high and result in the refining of the ore to be uneconomical.

5.   The  Golden  claim  is  the  only  property  owned  by  the  Company

     Presently the Company only has the Golden claim and does not have the rights to any minerals on any other claims. In the event that exploration activities do not prove a viable ore reserve the Company will have no other properties to explore and might be forced to cease its operations unless it can obtain other properties.

6.   Mining  experience  by  management

     Mr. Edward Skoda is the only person associated with the Company who has a background in the exploration and development of mineral claims. Therefore, the Company might be required to use the assistance of geologists and consultants to assist it in the exploration of the Golden claim. Such services are expensive, and there is no assurance that the Company will have the ability to retain these professionals.

7.   Key-man  insurance

     The Company does not carry an insurance policy for key-man insurance. Therefore, the departure of Mr. Skoda the only individual having any mining experience on the Board of Directors could have an adverse effect on the Company's financial condition.

BUSINESS  OF  THE  ISSUER

     In addition to exploring and developing, if warranted, its mineral property, the Company plans to seek out additional mineral properties either by way of purchase, staking or joint venturing. To date, the Company does not have the funds to seek out other mineral properties and will be using any funds it obtains in the future to undertake exploration work on the Golden claim.

(1)  Principal  products  or  services  and  their  market

     The Company does not have any principal product, which in its case would be the production of minerals. The Company offers no services and therefore there is no market for its product and services which are non-existent. There is the distinct possible that the Company will never have any minerals extracted from the Golden claims to sell and to earn revenue by rendering some form of service.

(2)  Distribution  methods  of  the  product  or  service

     Since the Company has no product or offers no services there is no distribution methods which must be addressed herein.

(3)  Status  of  any  publicly  announced  new  product  or  service

     The Company has not announced any new product or service to the public since there are none.

(4) Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition

     In Canada, there are numerous mining and exploration companies, both big and small, and competition among these companies is intense. All of these mining companies are seeking properties of merit, availability of funds and distribution of their minerals. The Company will have to compete against such companies to acquire the funds to further develop and explore its mineral claim. The availability of funds for exploration is extremely limited and the Company might find it difficult to compete with larger and more well-known companies for capital. Even though the Company has the rights to the minerals on its claim there is no guarantee it will be able to raise sufficient funds in the future to maintain its mineral claim in good standing, complete exploration or develop its
claims.   Therefore,  if  the  Company  does  not  have  sufficient  funds  for exploration, the claim might lapse and be staked by other mining interests, which would represent a complete loss of all rights to the claim. The Company might be forced to seek a joint venture partner to assist in the development of its mineral claim. In this case, there is the possibility the Company might not be able to pay its proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

     The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely be dependent  on  the  Company's  ability  to attract talent from the mining field.
There  is  no  assurance the Company's mineral expansion plans will be realized.

(5) Sources and availability of raw materials and the names of principal suppliers

     During the exploration stage the Company can obtain most of its supplies and raw materials from the town of Gold Bridge located near the Golden claim. Basically the supplies required will be purchased from the local hardware store in the area.

(6)  Dependence  on  one  or  a  few  major  customers

     The Company is not dependent on any major customers and if the Golden ever becomes a mineral claim with a viable ore reserve it will not be dependent on any one customer if its end product is gold.

(7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

     The Company has no patents, trademarks, licenses nor is involved in any franchise or concession arrangements and has not participated in any royalty agreements or labor controls.

(8)  Governmental  approvals

     Refer  to  Risk  Factor  2.

(9) Effect of existing or probable governmental regulations on the Company's exploration activities.

     Refer  to  Risk  Factor  2.

(10) Estimates of amounts spent in the last two fiscal years on research and development activities

     The Company has not spent any money during the last two fiscal years on research and development activities.

(11) Cost  and  effects  of  compliance  with  environmental  laws

     Presently during the exploration stage, the Company will not incur any cost related to compliance with environmental laws. Once a decision is made to undertake a drilling program which will require the removal of trees and overburden; the Company will have to adhere to various Acts legislated in the Province of British Columbia - refer to Risk Factor 2.

     All dollar amounts shown in this document are stated in US dollars unless otherwise noted.



                         ITEM 2. DESCRIPTION OF PROPERTY


     The Golden claim consisted originally of one 18 metric claim unit situated within the Bridge River gold camp near the town of Gold Bridge, 113 miles north of Vancouver, British Columbia, Canada. The mineral rights to the Golden claim are 100 percent owned by the Company; having acquired it from a director in 1998
for  the  sum  of  $1.00.   Original  the  Company  became  a  registered
extra-provincial company in the Province of British Columbia in order that it could hold a Free Miner's License in its own name and register the Golden claim in the name of the Company. In March 2003, the Company, due to a lack of funds, had the Golden registered in the name of Edward Skoda, a director of the Company, since he held a Free Miner's License. He has issued a Bill of Sale Absolute which in effect transfer full ownership to the Company. This procedure was transacted since under the Mineral Tenure Act of British Columbia, a mineral property can only be recorded in the name of an individual or company if they hold a Free Miner's License.

     The Company is in the exploration stage since it is engaged in the search of mineral deposits but is not in either the development or production stage. The Company might never be in the development or production stage since it might never discover an ore reserve of merit.

     The Company does not own either directly or indirectly any interest in the mine known as the Bralorne which is located within five kilometers of the Golden claim. Reference to the Bralorne Mine in this Form 10-KSB is for historical reference only and there is no intention to make the reader believe that the Company has any interest in the Bralorne Mine.

a.   Location  of  Golden  Claim

     The geographical centre of the Golden claim is given by the U.T.M. coordinates 513100E, 5634300N (Lat. 5051'45"N, Long. 12248'50"W) on N.T.S.
mapsheet 92J/15. The town of Gold Bridge can be accessed by an all weather gravel road (highway #40B) from Lillooet or via the Hurley River forestry road from Pemberton. Access to the north end of the claim is gained by following the logging road east of Gold Bridge for four kilometres on the south side of Carpenter Lake. Turn south from the junction at this point and follow the road leading to McDonald Lake (2.5 miles) for access to the east side of the Golden claim.

     The property is situated at the northwest end of the Bendor Range within the Coast Mountains where steeply forested northwest facing slopes range from 2,200 feet to 4,000 feet in elevation. The winters are cold with generally high snowfall accumulations and summers are hot and dry.

b.   History  of  the  Bralorne  Mining  Area

     The history of the area surrounding the Golden claim is that of an active area in exploration and mining of gold and other precious metals. The first occurrence of gold in the Bridge River area was recorded in 1863, when Chinese prospectors found placer deposits in the Bridge River. In 1896, the first Lode claims were located on sub-outcropping quartz fissure veins. Subsequent discoveries continued until larger U.S. and Canadian interests began to gain control of the fragmented mining properties during the 1920's.

     Most production from the camp came from the Bralorne and Pioneer mines which saw production levels peak during the 1930's and 40's. In 1959, with reserves depleted and closure imminent, Pioneer Gold Mines amalgamated with Bralorne mines. By 1971 Bralorne mines suspended operations due to the high costs of mining at increasing depths. Combined the Bralorne and Pioneer mines produced more gold than any other mine in British Columbia's history. During the period 1900-1971 production totaled 4,154,119 ounces of gold and 950,510 ounces of silver from 7,931,000 tons of ore averaging 0.53 ounces/ton recovered gold.

     Of the over 73 documented mineral occurrences in the camp only five have achieved production. Production figures for these mines are listed below:





MINE                      GOLD      SILVER    COPPER   LEAD    ZINC
              TONNES      (KG)       (KG)      (KG)    (KG)    (KG)
             --------    ------     -------   ------   ----    ----

Congress        943        2.5        1.3       38        -       -

Wayside.     36,977      166.0       26.0        -        -       -

Minto. .     79,073      546.0    1,573.0    9,673   56,435       -

Pioneer.  2,240,552   41,475.0    7,611.0        -       59     139

Bralorne  4,954,473   87,759.0   21,969.0        -      157       -




     During early exploration of the Bridge River camp a number of small vein showings were worked along the south shore of Carpenter Lake. Small-scale production of silver-gold-antimony ores was achieved in the 1930's and 40's from Kelvin, Olympic and Reliance occurrences. At approximately the same period major development work took place on the BRX property. The property includes a large block of reverted crown granted claims and some modified claims covering 1,068 hectares and six major concessions (Golden Gate, Arizona, Ural, Gloria Kitty, Whynot and California). Over 16,200 feet of diamond drilling and 27,000 feet of underground development have been completed on the BRX property primarily on the Arizona, Ural and California vein systems. The only recorded production was from the Arizona Mine which produced 467 grams of gold and 311 grams of silver from 4,343 tons of ore in 1938.

c.   Regional  Geology

     The surrounding region of the Golden claim lies within a fault bounded block of oceanic rocks called the Bridge River terrain and sandwiched between the larger accreted terrains of Stikinia on the east and Wrangellia on the west. The Bridge River terrain could be abducted oceanic floor transported with one of the larger terrains.

     The base of the Bridge River terrain is composed of Permo-Triassic back arc volcanics and sediments of the Fergusson (Bridge River) Group. This is overlain by formations of the Triassic-Jurassic Cadwallader Group. The stratified rocks are intruded by syn-volcanic intermediate plutons (Bralorne intrusives) and faulted against ophiolitic ultramafic intrusions (President Intrusions). Jurassic and Cretaceous basinal sediments and rift volcanics (Taylor Creek and Kingsvale Groups) are sequentially intruded by Cretaceous and Tertiary plutons of felsic composition (Coast Range and Bendor Intrusions). Relatively flat lying Tertiary intermediate to mafic volcanics (Rexmount porphyry and Plateau basalt) caped the lithologic sequence.

d.   Exploration  Work  Performed  on  the  Golden  Claim

     The Company has performed certain exploration work on the Golden claim during the last four years as follows.

Exploration  work  performed  in  1999

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

Exploration  work  performed  for  2000

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

     In addition to the soil sampling program, the Golden claim was prospected for old showings and trenching. From this prospecting work it would appear that  no  past  systematic  sampling  techniques  applied to this confined area.

     From the assays of the soil samples done by Chemex Labs Ltd., there were no significant gold values in the majority of the samples taken. Several samples showed some gold bearing content but not significant to warrant an increased sampling program in that specific area.

Exploration  work  performed  in  2001

     During the period February 3, 2001 to February 6, 2001, work was done on the Golden claim in lieu of the payment of Cdn.$1,980 which was required to keep the claim in good standing. This work, consisting of a grid layout, was applied to the 18 unit metric claim.

Exploration  work  performed  in  2002

     Assessment work was done on the Golden claim from January 10 to the 14, 2002. A grid system, which was commenced in 1999 was continued. Grid stations were flagged every 30 feet totaling 15,345 feet. The grid layout was set up so that the present south grid system could be completed and a geo-chemical soil sampling program initiated.


Subsequent  events  in  the  exploration  program  applied  for  the  year  2003

     During the beginning of March 2003, the Company extended the grid on the Golden but decided to allow 9 out of the 18 units to lapse. Management felt that the units retained were of interest whereas the other units were in areas which made it difficult to undertake any meaningful exploration work. The balance of the Golden claim is in good standing until March 17, 2004. The Company has no liability associated with the claims that have lapsed and has no rights to the minerals thereon.

     For clarification to the readers of this Form 10-KSB, certain geological words used above are defined below:

Adit:   a tunnel developed to follow a vein structure in a hillside or mountain.

Assay: method used to test the composition of a mineral sample - expressed in "ounces per ton" or "parts per million".

Claim: a portion of mining ground held under the Provincial laws by the Company by virtue of a specific location and recorded with the Government as to the rights to explore the minerals thereon.

Deposit:mineral deposit or ore deposit is used to designate a natural occurrence of a useful mineral, or an ore, in sufficient extent and degree of concentration to invite exploration.

Fault:  a  break  in  the  continuity  of  a  body  of  rock.

Fissure:a fracture  or crack in rock in which there is a distinct separation.

Geochemical
  grid: two sets of uniformly spaced parallel lines, intersecting at right angles, by means of which the surface of an area is divided into squares when a checkerboard placement of samples of soil or rock is desired.

Igneous rock: a rock or mineral that solidified from molten or partly molten material. Igneous rocks constitute one of the three main classes into which rocks are divided, the others being metamorphic and sedimentary.


Intrusion: in geology, a mass of igneous rock that, while molten, was forced into or between other rocks.

Mafic: Pertaining to or composed of the ferrmagnesion rock-forming silicates, said of some igneous rocks and their constituent minerals.

Mineralization: potential economic concentration of commercial metals occurring in nature.

Ore: the natural occurring mineral from which a mineral or minerals of Economic value can be extracted profitably or to satisfy social or Political objectives.

Placer gold: gold eroded from its original host rock and re-deposited in gravel beds by stream action.

Pluton: a body of medium to course-grained igneous rock that formed beneath the surface by crystallization of a magma.

Quartz: it is the most common of all solid minerals and may be colorless and transparent.

Reserve: that part of a mineral deposit which could be engaged or is engaged in significant mining operations:

     (1) that part of a mineral deposit which could be economically and legally extracted or produced at the time the reserve is determined.

     (2) Proven: reserve for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the site for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

     (3) Probable: reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measure) reserves, but the site of inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than for proven (measured) reserves, is high enough to assume continuity between points of observation.

Sediments: solid fragmental material that originates from weathering of rocks and is transported or deposited by air, water or ice or that accumulates by other natural agents, such as chemical precipitation from solutions or secretion by organisms, and forms in layers on the Earth's surface at ordinary temperatures in a loose, unconsolidated form.

Siliceous: said of rocks containing free silica, or in the case of volcanic glass, silica in the norm.

Soil sample: a sample of surface material analyzed by lab techniques to test the content of trace elements occurring in nature: copper, lead, zinc, gold, etc.

Terrain: a group of strata, a zone, or a series of rocks; used in the description of rocks in general, provisional or noncommittal senses.

Veins: a zone or belt of mineralized rock lying within boundaries clearly separating it from neighboring rocks.


e.   The  Company's  Main  Product

     The Company's primary product will be the sale of minerals, both precious and commercial. No minerals have been found to exist on the Golden claim and therefore the possibilities of obtaining a cash flow from the sale of minerals in the future might be remote.

f.   The  Company's  Exploration  Facilities

     The Company will be exploring and developing, if warranted, the Golden claim and does not plan to build any mill or smelter. There exists a fully equipped smelter within 5 miles of the Golden claims but it is privately owned and may or may not accept ore from the Company to process. If the Company is unable to obtain a committee, when the claim is proven to have reserves thereon, it might have to transport the ore to other mills which are located at great distances from the Golden claim.

     During the exploration period, the Company can use tent facilities to house its geological workers or it can obtain hotel accommodation in either Gold Bridge or Bralorne.

g.   Investment  Policies

     The Company does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short-term money instruments. There are no restrictions on what the directors are able to invest any idle or additional funds held by the Company.



                            ITEM 3. LEGAL PROCEEDINGS


     There are no legal proceedings to which the Company is a party or to which the Golden claim is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended November 30, 2002.

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(a)   Market  Information

     During the past year, there has been no established trading market for the Company's common stock since the Company is not registered for trading on any quotation system or stock market.

(b)   Holders

     As at November 30, 2002, the Company had 40 shareholders; three of these shareholders are officers and directors of the Company.

(c)   Dividends

     Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

(d)   Securities  authorized  for  issuance  under  equity  compensation plans

     There are no securities authorized for issuance under outstanding stock options, warrants or rights. There are no employee benefit plans or other equity compensation plans entered into between the Company and its directors, officers, consultants or other non-employees.



       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

     The Company was incorporated on December 2, 1998 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2002, there were 11,040,050 shares outstanding. The Company is an exploration stage company. There is no assurance that ore reserves exist in the Golden claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

Liquidity  and  Capital  Resources
----------------------------------

     As at November 30, 2002, the Company had no assets, and $27,658 in liabilities. The liabilities of $27,658 are amounts accrued for transfer agent, audit, accounting and other payables of $14,613 and amounts due to related parties of $13,045. Included in the accounts payable is a bank overdraft of $9.

During  the  year,  the  Company  has  incurred  the  following  expenses:





                   EXPENDITURE                                   AMOUNT
                   Accounting and audit. . . .   .  i            $5,200
                   Bank charges. . . . . . . . .                     83
                   Edgar filings . . . . . .   . .  ii              198
                   Exploration and filing fees .   iii            2,876
                   Management fees . . . . .  . .  iv             6,000
                   Office. . . . . . . . . . .              .       169
                   Rent. . . . . . . . . . . . .   v              3,600
                   Telephone . . . . . . . . . .   vi             2,400
                   Transfer agent's fees . . . .  vii             2,098
                                                                 ------
                              Total expenses                   $ 22,624
                                                               ========




i. The Company accrues $500 in fees to its auditors, Sellers and Andersen LLC for the review of its Form 10-QSBs and $1,600 for the examination of the Form 10-KSB. In addition, the Company has accrued $450 each for its various
Form 10-QSBs and $750 for this Form 10-KSB in order that the accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10-QSBs and 10-KSB.

ii. The Company has accrued certain expenses during the year for its future filing of its various Forms 10-KSB and 10-QSB with the SEC. During the prior year, no accrual was made and therefore it was corrected in the current year. In addition, an over-accrual was reversed during the current year. The normal expense for filing the various Forms is approximately $500 per year.

iii. In early January, the Company undertook an exploration program on the Golden mineral claim for five days. The above noted expenses include the cost of two individuals, room and board and transportation by snowmobile to the Golden claims. In addition, the amount shown includes filing the assessment work with the Gold Commissions office at the Ministry of Mines and Energy for the Province of British Columbia. This maintained the claim in good standing until March 13, 2003. Subsequent to the year-end, in March 2004, the Company undertook another exploration program on 9 out of its 18 unit claim group, thereby keeping in good standing only 9 of the claims. The balance of the claims lapsed on March 18, 2003 with the Company having no further interest in the mineral rights on these specific units.

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

vii. During the period the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. In addition, the Company has accrued certain late charges of interest totaling $463. Included in this expense is the 2001 and 2002 fee for list of officers and directors filed with the State of Nevada in the amount of $210 for each year and an interest charge of $15.

     The Company estimates the following expenses will be required during the next twelve months to meet its obligations:




                                         Requirements    Current      Required
                                             for         Accounts     funds for
           Expenditures                  twelve months    Payable   twelve months
           ---------------------        --------------  ---------  --------------
     Accounting and audit.      1        $   5,500      $   11,350   $    16,850
     Bank charges. . . . .                      80               -            80
     Exploration expenses.      2            2,000               -         2,000
     Filing fees . . . . .      3              760               -           760
     Office. . . . . . . .      4              200             117           317
     Transfer agent's fees      5            1,600           3,146         4,746
                                         ---------  --------------       -------

       Estimated expenses.              $   10,140       $  14,613   $    24,753
                                       ==============    =========  ============



No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash orientated.

1.     Accounting  and  auditing  expense  has  been  projected  as  follows:





                 Filing                       Accountant   Auditors   Total
                ---------------------------  -----------  ---------  ------
       Form 10-QSB - Feb. 28, 2003           $       450  $     500  $  950
       Form 10-QSB - May 30, 2003.                   450        500     950
       Form 10-QSB - Aug. 30, 2003                   450        500     950
       Form 10-KSB - Nov. 30, 2003                   750      1,900   2,650
                                             -----------  ---------  ------
                                             $     2,100  $   3,400  $5,500
                                             ===========  =========  ======




2. To maintain the Golden claim in good standing the Company will incur a cost of Cdn.$200 per unit. The number of units comprising the Golden claim is 9 and, therefore, the minimum cost will be $1,200. As in the past, the Company will not pay the Ministry of Mines and Energy cash-in-lieu of performing assessment but will undertake some exploration program in order to maintain the claims in good standing. In addition to having to incur the above noted amount to maintain the claims, the Company will have to incur a cost of $120 to record the work performed and pay for hotel, meals and travel to the individual doing the work on the Golden. Therefore, it has been estimated that the minimum cost to maintain the Golden in good standing would be $2,000.

3. Filing fees will include the cost of filing the various Forms 10-KSB and 10-QSB on Edgar. It is estimated, based upon past charges, that the cost for each of the Form 10-QSBs will be $100 whereas the cost for filing the Form 10-KSB will be $200. Each year the Company is required to file a list of officers and directors with the State of Nevada at a cost of $260; increased over prior years.

4. Relates to photocopying and faxing based on prior year's actual charges. In addition, the bank overdraft of $9 has been included in the accounts payable.

5. Each year the Company is charged a fee of $1,200 by its transfer agent to act on its behalf. In addition, there will be interest accrued on the outstanding balance of approximately $400.

If the directors and officers no longer supply the required funds to the Company to maintain the property in good standing there is the possibility the Golden claim will lapse and the Company will eventually cease to be a going concern.

If international mineral prices decline over the next year, the Company might not be able to raise additional funds or attract a joint venture partner in assuming a percentage of the Golden claim.

The Company will not be mining its claim for many years and maybe not at all. Unless substantial funding is raised over the next few years the Company might not be able to realize its objective of fully exploring the Golden claims and might eventually cease as a going concern.

The Company does not anticipate acquiring any significant assets in the foreseeable future.

At the present time, the Company has no contractual obligations for leasing premises. There are no employment agreements or work commitments on the Golden claims.

At present, the directors devote time to the affairs of the Company as required. There are no plans to hire any employees at this time. The Company will continue to use the services of consultants in the exploration of the Golden claim.

Results  of  Operations
-----------------------

Since inception the Company has purchased the Golden claim and performed exploration work on the claim as more fully described above. The Company has no operating results.



                          ITEM 7.  FINANCIAL STATEMENTS


The financial statements of the Company are included following the signature page to this Form 10-KSB.



      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


From inception to date, the Company's principal accountant is Sellers and Andersen, L.L.C. (formerly Andersen Andersen & Strong) of Salt Lake City, Utah. The firm's reports for the period from inception to November 30, 2002 did not contain any adverse opinions or disclaimers, nor were there any disagreements between management and the Company's accountants.



                       ITEM 8A.   CONTROLS AND PROCEDURES


(a)     Evaluation  of  Disclosure  Controls  and  Procedures.
        ------------------------------------------------------

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a 14(c) and 15d 14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

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

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


(a)     Directors  and  executive  officers

The following table sets forth as of November 30, 2002, the name, age, and position of each executive officer and director and the term of office of each director of the Company.





                                                                    Term as
                                                                    Director
         Name                         Age         Position Held       Since
---------------------               -------      ---------------     -------
  James Bruce . . . . . . . . . .     74     President and Director    1998

  Raymond Contoli . . . . .  .        64     Secretary Treasurer and
                                                 Director              1998

  Edward Skoda. . . . . . . . .       54     Director                  1998




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

JAMES BRUCE has been the President and a Director of the Company since its inception. Mr. Bruce received a degree from the University of British Columbia in Agriculture in 1950. After graduation he became Vice President of Sales and General Manager for Imperial School Furniture where he worked for 14 years before becoming Vice President of Sales for Co-ordinated Business Interiors. Subsequent to his departure from Co-ordinated Business Interiors he became a registered broker for Hemsworth Turton where his responsibilities were to promote equity funding for public and private companies. In 1969 he became President of White Water International and Inter-American Nickel Corp. which was in the process of developing a water purification system. In 1972, he accepted the position of Senior Account Manager for Finning Tractor (Caterpillar Distributor) where he was employed until 1981. Since that time, Mr. Bruce has been President and Chief Executive Officer for Environmental Systems Inc. (formerly New Generation Power Corp.), a public company currently not trading on any exchange.

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

EDWARD SKODA has been a Director of the Company since its inception. Mr. Skoda has served in various capacities in the mining industry over the last twenty five years including being a project coordinator, civil inspector of mines, shift boss and mine superintendent. Mr. Skoda has been educated at the Haileybury School of Mines and later at the British Columbia School of Technology where he obtained a diploma in Business Management. Mr. Skoda has worked for his personal company, Mine Select Inc., for the past five years. Mine Select Inc. undertakes consulting services for various private and public companies; namely White Hawk Resources Inc. (a Vancouver Stock Exchange listed company), Monitor Gold International Inc. (a private company) and Zeo-Tech Enviro Corp. (a company listed on the TSX-V Exchange in Toronto, Canada in which Mr. Skoda is a director). In addition, he is a Director of Clearview Mineral Resources Corp, another company listed on the TSX-V Exchange. He holds licenses for blasting, first aid and being a volunteer fireman. Mr. Skoda was employed by various mining companies over the years in such countries as Australia, Ireland, New Zealand and the United States.

(b)     Significant  employees

The Company does not have any significant employees other than Edward Skoda who has been the only director to work on the Golden claim since its original purchase. The Company does not expect to be hiring any employees in the foreseeable future. During the exploration program on the Golden claim the Company will hire consultants or workers for only the period covered by the exploration program. The Company does not wish to retain employees during periods when no exploration can be undertaken on the Golden claim.

(c)     Family  relationships

There are no family relationships among directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

(d)     Involvement  in  certain  legal  proceedings

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

(e)  Audit  committee  financial  expert

     The Company does not have an audit committee financial expert serving on its audit committee. The Board of Directors is seeking an individual to serve on its audit committee as a financial expert but has not yet identified such an individual. Such a financial expert will have to have the following attributes:

     (i) an understanding of generally accepted accounting principles and financial statements;

     (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

     (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities;

     (iv) an understanding of internal controls and procedures for financial reporting; and

     (v)  an  understanding  of  audit  committee  functions.

            SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     The following table sets forth as at November 30, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.





Name                              Position                  Report Filed
-------------------------  ----------------------     -------------------------
James Bruce . . . . . . .  President and Director     Form 3 -  November 4, 2002

Raymond Contoli            Secretary Treasurer and
 . . . . .                     Director               Form 3 -  November 5, 2002

Edward Skoda. . . . . . .  Director                   Form 3 -  November 4, 2002




CODE  OF  ETHICS
----------------

     Under Section 406 of the Sarbanes-Oxley Act of 2002, the Company is required to disclose annually whether it has adopted a code of ethics for the Company's principal executive officer and senior financial officers, and, if not, why not.

     The Board of Directors has not yet adopted a code of ethics as at November 30, 2002 since it is not required to do so until its annual report for the fiscal year ending November 30, 2003.

     The code of ethics is defined as standards that are reasonably necessary to deter wrongdoing and to promote:

     honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     full, fair, accurate, timely and understandable disclosure in reports and documents that a company submits to the SEC and in other public communications made by the Company;

     compliance  with  applicable  governmental  laws,  rules  and  regulations;

     the prompt internal reporting code of violations to the appropriate person or persons identified in the code; and

     accountability  for  adherence  to  the  code.

     When the code of ethics is adopted by the Company, it will be prepared to make available to the public and its shareholders upon request, without charge, a copy of its code of ethics.

Change of officers and directors

     On December 22, 2003, the present directors resigned and were replaced by Messrs. Rene Bernard, Lucien R. Paquette and Kirk R. Reed. Mr. Bernard was appointed President and Chief Executive Officer and Mr. Paquette was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer.


                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

     The only compensation paid to any director and officer during the fiscal year ended November 30, 2002 was to Edward Skoda for performing assessment work on the Golden claim. The amount paid him, excluding room, board and travel, was $1,200. The rates charged by Edward Skoda are similar to rates, which would be charged by an independent third party performing the same services for the Company.

     The following table sets forth compensation paid or accrued by the Company for the last three years ended November 30, 2002:

                SUMMARY COMPENSATION TABLE (2000, 2001 AND 2002)

                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
Annual  Compensation                      Awards                     Payouts
--------------------                      ------                     -------




(a)                      (b)      (c)    (e)        (f)     (g)     (h)      (i)
                                        Other   Restricted               All other
                                        Annual    Stock    Options/ LTIP   compen-
Name and  Principal                      Comp.    awards     SAR   payouts  sation
     position            Year   Salary   ($)       ($)       (#)    ($)       ($)
---------------------  -------  -----------  ----------  --------  --------  ----
James Bruce . . . . . .. 2000     -0-    -0-       -0-       -0-     -0-      -0-
President, and. . . .  . 2001     -0-    -0-       -0-       -0-     -0-      -0-
Director. . . . . . . .. 2002     -0-    -0-       -0-       -0-     -0-      -0-

Raymond Contoli          2000     -0-    -0-       -0-       -0-     -0-      -0-
Secretary Treasurer. .   2001     -0-    -0-       -0-       -0-     -0-      -0-
and Director.            2002     -0-    -0-       -0-       -0-     -0-      -0-

Edward Skoda.            2000    1,000   -0-       -0-       -0-     -0-      -0-
Director. . . . .        2001      850   -0-       -0-       -0-     -0-      -0-
 . . . . . . . . . .     2002    1,200   -0-       -0-       -0-     -0-      -0-

BONUSES  AND  DEFERRED  COMPENSATION

     The Company has not granted any bonus or any deferred compensation nor is there any standard or other arrangements to compensate the directors and executive officers for any services they might provide.

PENSION  TABLE

     The Company does not have a pension plan for its executive officers and directors.

OTHER  COMPENSATION

     There exists no other form of compensation to its executive directors and officers.

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



    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                           RELATED STOCKHOLDER MATTERS


(a)     Market  information

     There  are  no  market  or  markets  in which the Company's common stock is
either quoted or traded.   There are no outstanding stock options or warrants to
purchase,  or  securities  convertible  into  common  shares  of  the  Company.

     The number of shares subject to Rule 144 are 5,000,000 common shares; all held by the directors and executive officers of the Company.

     There are no shares being publicly offered by the Company pursuant to an employee benefit plan or dividend reinvestment plan.

     Since inception, no cash or stock dividends have been declared by the Board of Directors.

     The following table sets forth as at November 30, 2002, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.





        Name and Address                                     Amount
         of Beneficial                Nature of          of Beneficial    Percent
            Owner                    Ownership(1)         Ownership (2)   of Class
----------------------------------  ------------         --------------  ---------
       JAMES BRUCE                       Direct             2,500,000      22.64%
       114-2274 Folkestone Way
       West Vancouver, B.C.
       Canada, V5A 2W1 . . . . . .

       RAYMOND CONTOLI                   Direct             1,500,000      13.59%
       5887 Whitcomb Place
       Tsawwasson, B. C. . . . . .
       Canada, V4L 1E2 . . . . . .

       EDWARD SKODA                      Direct            1,000,000        9.06%
       APDO Postal 376
       Chapala, Jalisco
       Mexico, CP 45900. . . . . .

       All Officers and Directors        Direct            5,000,000        45.29%
       as a Group ( 3 persons ). .




(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2) These shares are restricted since they were issued in compliance with the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended. After this stock has been held for one year, the holders could sell one percent of the outstanding stock every three months. Therefore, the stock cannot be sold except in compliance with the provisions of Rule 144. All of the above noted stock has transfer instructions stamped on each certificate. None of the directors have applied for the release of any of the shares under Rule 144.

     Of the number of shares shown in column 3 above, the listed beneficial owners do no have the right to acquire within sixty days any options, warrants, rights, conversion privilege or similar obligations.

     In this section, the term "beneficial owner" of the above noted securities means:

(a) any person who, indirectly or directly, through any contract, arrangement, understanding, relationship or otherwise has or shares:

     (1) voting power, which includes the power to vote, or to direct the voting of, such securities; or

     (2) investment power, which includes the power to dispose, or to direct the disposition of, such security.

(b) any person who, directly or indirectly creates or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person or beneficial ownership of a security or preventing the vesting of such beneficial ownership.

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

Underwriting  discounts  and  commissions

     The Company has not given any discounts or commission to the sale of its securities since inception. The Company does not have a principle underwriter for the sale of its common stock since in the past the executive officers and directors only offered shares to their relatives, friends and business associates.

Purchase  or  sales  of  assets

     There have been no transactions involving the purchase or sale of assets by or to the Company other than in the ordinary course of business since inception.

                    ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K







(a)  (1)   FINANCIAL STATEMENTS
The following financial statements are included in this report:

Title of Document . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page
-------------------------------------------------                              ----

Report of Sellers and Andersen. LLC, Certified Public Accountants . . . . . .    27

Balance Sheet as at November 30, 2002 . . . . . . . . . . . . . . . . . . . .    28

Statement of Operations for the Years Ended November 30,
2002 and 2001 and the Period December 2, 1998 (Date of
Inception) to November 30, 2002                                                  29

Statement of Changes in Stockholders' Equity for the Period
December 2, 1998 (Date of Inception) to November 30, 2002 . . . . . . . . . .    30


Statement of Cash Flows for the Years Ended November 30, 2002
and 2001 and the Period December 2, 1998 (Date of Inception)
to November 30, 2002                                                             31

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . . .    32

Exhibits, Reports on Form 8-K and Section 14 of The Securities
Act of 1934, as amended, included herein by reference:

Certificate of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB12G filed on April 2

Articles of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB12G filed on April 2, 1

By laws (incorporated by reference from the Company's Registration
Statement on Form 10-SB12G filed on April 2, 1999)





                ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)     Audit  Fees

     The  aggregate  fees  billed  for  each  of the last two fiscal years ended
November 30, 2002 and 2001 for professional services rendered by Sellers and Andersen, L.L.C. for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-KSB and Forms 10-QSB was $6,200 which represents services that are normally provided by the Company's auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)     Audit-Related  Fees

     The Company's principal accountants examined the financial statements for the fiscal years ended November 30, 2002 and 2001 and rendered an opinion thereon. In addition, the principal accountants reviewed the interim financial statements on Form 10-QSB prior to their being submitted on Edgar to the SEC.

(3)     Tax  Fees

     The  Company's  principal  accountants prepared the annual income tax forms
for  submission  to Internal Revenue.   The charge for this service was included
in  the  audit  fees.  No  additional  charges  were  incurred.

(4)     All  Other  Fees

     The  Company  incurred  no  other  fees  from  its  principal  accountants.

(5)     Audit  Committee's  Pre-approval  Policy

     Members of the audit committee are fully aware that the principal accountant charges $1,600 for examination of the year-end financial statements and $500 for the review of the interim financial statements on Form 10-QSB.

(6) Work performed other than by the principal accountant's full-time, permanent employees

     The Company uses the services of an accountant to prepare the working papers for submission to the principal accountant for review and examination. It is estimated that on the average the preparation of the year end financial statements included in the Form 10-KSB takes approximately 30 hours whereas the hours spent on the preparation of the interim financial statement included in the various Forms 10-QSB is approximately 12 hours.

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              THE  BRALORNE  MINING  COMPANY
                                                        (Registrant)


                                                  By:/s/  "Rene Bernard"
                                                  ----------------------
                                                        Rene Bernard
                                                  Chief Executive Officer,
                                                   President and Director

   Date: January 12, 2004

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                                  By:/s/ "Rene Bernard"
                                                  --------------------
                                                       Rene Bernard
                                                 Chief  Executive  Officer
                                                 President  and  Director

   Date: January 12, 2004

                                                  By:   /s/  "Lucien Paquette"
                                                  ----------------------------
                                                        Lucien Paquette
                                                    Chief Accounting Officer,
                                                     Chief Financial Officer
                                               Secretary Treasurer and Director

  Date: January 12, 2004

SELLERS  AND  ANDERSEN,  L.L.C.               941  East  3300 South,  Suite  220
Certified  Public  Accountants  and               Salt Lake  City,  Utah,  84106
 Business Consultants Board
Member  SEC  Practice  Section  of  the  AICPA          Telephone   801-486-0096
                                                               Fax  801-486-0098

Board  of  Directors
The  Bralorne  Mining  Company
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of The Bralorne Mining Company (an exploration stage company) at November 30, 2002, and the statements of operations, stockholders' equity, and cash flows for the years ended November 30, 2002 and 2001 and the period from December 2, 1998 (date of inception) to November 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bralorne Mining Company at November 30, 2002, and the statements of operations, stockholders' equity and cash flows for the years ended November 30, 2002 and 2001 and the period from December 2, 1998 (date of inception) to November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt  Lake  City,  Utah                         /s/  "Sellers  and Andersen LLC"
January 10, 2004

                           THE BRALORNE MINING COMPANY
                         (PRE-EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                NOVEMBER 30, 2002


ASSETS
CURRENT ASSETS

    Cash                                                $         -

       Total Current Assets                             $         -



LIABILITIES AND STOCKHOLDERS' EQUITY (deficiency)
CURRENT LIABILITIES

     Accounts payable - related party. . . . . . . .    $    13,045
     Accounts payable. . . . . . . . . . . . . . . .         14,613
                                                           ---------

           Total Current Liabilities . . . . . . . .         27,658
                                                           ---------

STOCKHOLDERS' DEFIENCY

Common stock

     200,000,000 shares authorized, at $0.001 par
     value; 11,040,050 shares issued and outstanding         11,040

Capital in excess of par value . . . . . . . . . . .         27,972

Deficit accumulated during the pre-exploration stage        (66,670)
                                                           ---------

Total Stockholders' Deficiency . . . . . . . . . . .        (27,658)
                                                           ---------

                                                         $        -
                                                           =========






   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (PRE-EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001 AND THE
        PERIOD DECEMBER 2, 1998 (DATE OF INCEPTION) TO NOVEMBER 30, 2002







                                Nov 30,        Nov 30,     DEC 2, 1998 TO
                                 2002           2001         NOV 30, 2002
                              ----------     ---------     ---------------
REVENUES . . . . . . . . .  $         -       $        -      $       -

EXPENSES . . . . . . . . .       22,624            8,388         66,670
                              ---------       ----------       ---------

NET LOSS . . . . . . . . .  $   (22,624)      $   (8,388)     $ (66,670)
                                ========         ========       ========



NET LOSS PER COMMON SHARE

     Basic and diluted . .  $         -       $        -
                               ========         =========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .   11,040,050        11,040,050
                             ==========        ===========








   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (PRE-EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD DECEMBER 2, 1998 (DATE OF INCEPTION)
                               TO NOVEMBER 30, 2002






                                                                    Capital in
                                                Common      Stock    Excess of     Accumulated
                                                Shares     Amount    Par Value       Deficit
                                              ----------  ---------  ----------  ----------------
BALANCE DECEMBER 2, 1998 (date of inception)         -  $       -  $        -     $          -

Issuance of common shares for cash at
    $0.001 - January 15, 1999. . . . . . . . 5,000,000      5,000           -                -

Issuance of common shares for cash at
    $0.002 - January 26, 1999. . . . . . . . 6,000,000      6,000       6,000                -

Issuance of common shares for cash at
    $0.25 - February 5, 1999 . . . . . . . .    40,050         40       9,972                -

Net operating loss for the period
    December 2, 1998 to November 30, 1999. .         -          -           -          (27,887)
                  .. . . . . . . . .           . . . .           .          .                 .

Net operating loss for the year ended
     November 30, 2000 . . . . . . . . . .           -          -           -           (7,771)

Net operating loss for the year ended
     November 30, 2001 . . . . . . . . . .           -          -           -           (8,388)
                                            ----------  ---------  ----------  ----------------

BALANCE, NOVEMBER 30, 2001 . . . . . . . .  11,040,050     11,040      15,972          (44,046)

Contributions to capital - expenses. . . . .         -          -      12,000

Net operating loss for the year ended
     November 30, 2002 . . . . . . . . . . .         -          -           -          (22,624)
                                            ----------  ---------  ----------  ----------------

BALANCE, NOVEMBER 30, 2002 . . . . . . . .  11,040,050  $  11,040  $   27,972  $       (66,670)
                                            ==========  =========  ==========  ================







   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (PRE-EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001 AND THE
      PERIOD FROM DECEMBER 2, 1998 (DATE OF INCEPTION) TO NOVEMBER 30, 2002







                                                 Nov 30,       Nov 30,      Dec 2, 1998 to
                                                  2002           2001        Nov 30, 2002
                                              -------------  ------------  ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

Net loss . . . . . . . . . . . . . . . . . .   $   (22,624)   $   (8,388)      $   (66,670)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable                          10,269         8,695            27,658
Contributions to capital - expenses. . . . .        12,000             -            12,000
                                                ----------      ---------        ----------

     Net Cash Used in Operations . . . . . .          (355)          307           (27,012)
                                                -----------     ---------        ----------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
                                                         -             -                 -
                                                -----------     --------        -----------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

Proceeds from issuance of common stock . . .             -             -            27,012
                                                -----------     ---------       -----------

     Net increase (decrease) in cash . . . .          (355)          307                 -

Cash at Beginning of Period. . . . . . . . .           355            48                 -
                                                 ----------     ----------      -----------

Cash at End of Period. . . . . . . . . . . .   $         -     $     355        $        -
                                                  =========     =========        ==========







   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (PRE-EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2002

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

Since its inception, the Company has completed private placement offerings of 11,040,050 common shares for $27,012.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such benefits will not be realized.

On November 30, 2002, the Company had a net operating loss available for carry forward of $66,670. The income tax benefit of approximately $20,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable, since the Company has no operations. The loss carry forward will expire in 2023.

Revenue  Recognition
--------------------

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
----------------------------------

The Company will expense advertising and market development costs as incurred.

                           THE BRALORNE MINING COMPANY
                         (PRE-EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                November 30, 2002

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if the shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.

Unproven Mineral Claim Costs
----------------------------

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

Environmental Requirements
--------------------------

At the report date environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

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

                           THE BRALORNE MINING COMPANY
                         (PRE-EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               NOVEMBER 30, 2002

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

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officer-directors' and their controlled entities have acquired 45% of the outstanding common stock, and made no interest, demand loans to the Company of $13,045, and have made contributions to capital of $12,000 by payment of Company expenses.

5.     GOING  CONCERN

The Company intends to seek business opportunities that will provide a profit, however, the Company does not have thee working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term related party loans, and equity funding, which will enable the Company to operate for the coming year.