Form 10QSB
period 2003-02-28
BRALORNE MINING CO
filed 2004-01-13
CIK 1077637

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                             For the quarterly period ended  February  28,  2003
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


                          THE  BRALORNE  MINING  COMPANY
                          ------------------------------
       (Exact  name  of  small business issuer as specified in charter)


         Nevada                                             91-1948355
         ------                                             ----------
(State  or  other  jurisdiction                        (I.R.S.  Employer
of  incorporation  or  organization)                 Identification  No.)


         1120 Sunnyside Road, Kelowna, British Columbia, Canada, V1Z 2N8
         ---------------------------------------------------------------
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
---------


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                      INDEX






                                                                               PAGE
                                                                              NUMBER
                                                         ---------------------------
PART 1. . . . FINANCIAL INFORMATION

    ITEM1. . .FINANCIAL STATEMENTS                                                 3

              Balance Sheet as at February 28, 2003
              (with comparative figures as at November 30, 2003)                   4

              Statement of Operations
                 For the three months ended February 28, 2003 and
                 2002 and for the period from December 2, 1998
                 (Date of Inception) to February 28, 2003 . . . .                  5

              Statement of Cash Flows
                 For the three months ended February 28, 2003 and
                 2002 and for the period from December 2, 1998
                 (Date of Inception) to February 28, 2003 . . .                    6

              Notes to the Financial Statements . .                                7

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS          10

    ITEM 3. . CONTROLS AND PROCEDURES                                             14

PART 11.. . . OTHER INFORMATION                                                   15

    ITEM 1. . LEGAL PROCEEDINGS                                                   15

    ITEM 2. . CHANGES IN SECURITIES                                               15

    ITEM 3. . DEFAULTS UPON SENIOR SECURITIES                                     16

    ITEM 4. . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 16

    ITEM 5.   OTHER INFORMATION                                                   16

    ITEM 6. . EXHIBITS AND REPORTS ON FORM 8-K                                    16

              SIGNATURES. .                                                       17

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS


The accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at February 28, 2003 and the statement of operations and statement of cash flow for the three months ended February 28, 2003 and 2002 and for the period from December 2, 1998 (date of incorporation) to February 28, 2003, have been prepared by the Company's management, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2003 are not necessarily indicative of the results that can be expected for the year ending November 30, 2003.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                                 BALANCE  SHEET

                     February 28, 2003 and November 30, 2002

                      (Unaudited - Prepared by Management)





                                                             FEBRUARY 28,     November 30,
                                                                 2003             2002
                                                            --------------  ----------------
LIABILITIES

      Accounts payable - related parties . . . . . . . . .   $     13,305      $     13,045
      Accounts payable and accrued liabilities . . . . . .         17,563            14,613
                                                               ----------        -----------
                                                                   30,868            27,658
                                                               -----------       -----------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,040,050 shares issued and outstanding         11,040            11,040

     Capital in excess of par value. . . . . . . . . . . .         30,972            27,972

     Deficit accumulated during the exploration stage. . .        (72,880)          (66,670)
                                                                ----------       -----------

           Total Stockholders' Deficiency. . . . . . . . .        (30,868)          (27,658)
                                                                ----------       -----------

                                                              $         -       $         -
                                                                 =========        ==========






     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

 For the three months ended February 28, 2003 and 2002, and for the period from
            December 2, 1998 (Date of Inception) to February 28, 2003

                     (Unaudited  -  Prepared by Management)





                               FOR THE         FOR THE
                                THREE           THREE
                                MONTHS          MONTHS       FROM INCEPTION
                                ENDED           ENDED              TO
                             FEBRUARY 28,    February 28,     FEBRUARY 28,
                                 2003            2002             2003
                            --------------  --------------  ----------------
REVENUES . . . . . . . . .    $         -     $         -      $          -

EXPENSES . . . . . . . . .          6,210           7,429            72,880
                               -----------      ---------         ----------

NET LOSS . . . . . . . . .    $    (6,210)    $    (7,429)     $    (72,880)
                                ==========       =========       ===========


NET LOSS PER COMMON SHARE
     Basic and diluted . .    $         -     $         -
                                ==========       =========

AVERAGE OUTSTANDING SHARES
     Basic . . . . . . . .     11,040,050      11,040,050
                               ==========      ===========







     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

  For the three months ended February 28, 2003 and 2002 and for the period from
            December 2, 1998 (Date of Inception) to February 28, 2003
                      (Unaudited - Prepared by Management)






                                                     FOR THE THREE   FOR THE THREE
                                                        MONTHS          MONTHS        FROM INCEPTION
                                                         ENDED          ENDED                TO
                                                     FEB 28, 2003     FEB 28, 2002      FEB 28, 2003
                                                    ---------------  ---------------  ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .    $     (6,210)    $     (7,429)     $    (72,880)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable - related
               parties . . . . . . . . . . . . . .             260            4,605            13,305
          Increase in accounts payable . . . . . .           2,950              322            17,563
         Contributed capital - expenses. . . . . .           3,000            3,000            15,000
                                                         ----------      ----------          ---------

               Net Cash from Operations. . . . . .               -              498           (27,012)
                                                         ----------      -----------         ---------

CASH FLOWS FROM INVESTING
     ACTIVITIES: . . . . . . . . . . . . . . . . .               -                -                 -
                                                         ----------      -----------         ---------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

     Proceeds from issuance of common
              stock. . . . . . . . . . . . . . . .               -                -            27,012
                                                         ----------      -----------         ---------

     Net Increase in Cash. . . . . . . . . . . . .               -              498                 -

     Cash at Beginning of Period . . . . . . . . .               -              355                 -
                                                         ----------       ----------        ----------

     CASH AT END OF PERIOD . . . . . . . . . . . .     $         -     $        853       $         -
                                                          =========       ==========         =========






     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                February 28, 2003

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

     Since its inception the Company has completed private placements offerings of 11,040,050 common shares for $27,012.

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

     On February 28, 2003, the Company had a net operating loss carry forward of $72,880. The tax benefit of approximately $21,800 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forward will start to expire in 2023.

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

                                February 28, 2003

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

                                February 28, 2003

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

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officer-directors' and their controlled entities, have acquired 45% of the outstanding common stock and have made no interest, demand loans of $13,305 to the Company, and have made contributions to capital of $15,000 by payment of Company expenses.

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

Unproven  Mineral  Claims

On March 17, 1998, the "Golden" mineral claim was staked by one of the Company's directors and, for the sum of $1.00, the Company purchased it from its director and acquired all rights to the minerals on the Golden. The claim has been maintained in good standing since acquisition except that in March 2003 the Company allowed 9 units out of the original 18 units to lapse. The Company has no further interest in the mineral rights to the 9 units which lapsed. The balance of the 9 units are in good standing until March 17, 2004.

The Company has performed certain exploration work on the Golden claim during the last four and a half years as follows.

Exploration  activities  relating  to  1999

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

Exploration  activities  relating  to  2000

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

Exploration  activities  relating  to  2001

During the period February 3, 2001 to February 6, 2001, work was done on the Golden claim in lieu of the payment of Cdn.$1,980 which was required to keep the claim in good standing.

This work, consisting of a grid layout, was applied to the 18 unit metric claim.

Exploration  activities  relating  to  2002

Assessment work was done on the Golden claim from January 10 to the 14, 2002. A grid system which was commenced in 1999 was continued and a soils sampling program was initiated. Grid stations were flagged every 30 feet totaling 15,345 feet. The grid layout was set up so that the present south grid system could be completed and a geo-chemical soils sampling program initiated.

During the beginning of March 2003, the Company extended the grid on the Golden but decided to allow 9 out of the 18 units to lapse. Management felt the units retained were of interest whereas the other units were in areas which make it difficult to undertake any meaningful exploration work. The Golden claim is in good standing until March 17, 2004.

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

Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to finance its activities on the Golden mineral claims. As at February 28, 2003, the Company had no cash and no other assets on its balance sheet. Current liabilities amounted to $30,868 of which approximately 40 percent is owed to directors who have been supplying the required funds to maintain the Golden claim in good standing during the last several years. The accounts payable, other than amounts owed to related parties, are due to the auditors, accountant, transfer agent and for various office services rendered on behalf of the Company. There are no funds available at the present time to pay these liabilities owed to third parties unless the directors supply the funds.

Basically, there has been no change in the Company's financial position since its last fiscal year other than the incurrence of normal operating costs such as accounting, audit and transfer agent's fees.

During three months ended February 20, 2003, the Company incurred the following expenses:





              EXPENDITURE                       AMOUNT
      Accounting and audit. . . . .  i        $  1,650
      Bank charges. . . . . . . .         .       (10)
      Edgar filings . . . . . . . .  ii            100
      Management fees . . . . . . .  iii         1,500
      Office. . . . . . . . . . . .                50
      Rent. . . . . . . . . . . . .  iv            900
      Telephone . . . . . . . . . .  v             600
      Transfer agent's fees . . . .  vi          1,420
                                                ------
               Total expenses                 $  6,210
                                                 =====




i. The Company accrues $1,200 in fees to its auditors, Sellers and Andersen LLC, for the review of this Form 10-QSB and to reflect an under accrual in the prior year. In addition, the Company accrued $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this Form 10-QSB.

ii.  The  Company  will  be  charged  $100 for filing this Form 10-QSB on Edgar.

iii. The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the balance sheet. The Company will not, in the future, be responsible for paying either cash or settling this debt by way of shares.

iv. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $300 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

v. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

vi. In February of each year, the transfer agent, Nevada Agency & Trust Company, charges a fee of $1,200 to act as transfer agent for the forthcoming year. Included in the above amount are late interest charges of $170 and a late filing fee of $50 relating to the annual filing of the List of Officers and Directors with the State of Nevada.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:





                                   Requirements    Current     Required
                                      for         Accounts     funds for
        Expenditures              twelve months    Payable   twelve months
---------------------             --------------  ---------  -------------
   Accounting and audit.    1     $   5,500    $   13,100    $   18,600
   Exploration expenses.    2         1,300             -         1,300
   Filing fees . . . . .    3           760             -           760
   Office. . . . . . . .    4           200           156           356
   Transfer agent's fees    5         1,700         4,307         6,007
                                    -------       --------       -------

     Estimated expenses.          $   9,460    $   17,563    $   27,023
                                    =======       =======        ======




No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash orientated.

1. Presently the Company accrues $450 for its accountant and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB, the Company accrues $750 for its accountant to prepare the required working papers and $1,900 for the auditors to examine the year-end financial statements and to render a report thereon. During the current period no payments were made to the auditors or accountant.

2. To maintain the Golden claim in good standing the Company will incur a cost of $130 per unit. The number of units comprising the Golden claim is 9 and therefore the minimum cost will be $1,170. With the applicable filing fees paid to the Ministry of Mines and Energy, the total cost is anticipated to be $1,300. The Company will have to either do sufficient exploration work on the Golden claim or pay an equivalent amount of $1,300 as cash-in-lieu to the Ministry to maintain the claim in good standing until March 17, 2005.

3. The Company is charged $200 for the filing of its Form 10-KSB and $100 for each of its Forms 10-QSB. In addition, the State of Nevada charges $260 for filing the List of Directors and Officers each year.

4.   Relates  to  photocopying  and  faxing.

5. Each year the Company is charged a fee of $1,200 by its transfer agent to act on its behalf. In addition, there will be interest accrued on the outstanding balance of approximately $500.

If the directors and officers no longer supply the required funds to the Company to maintain the Golden claim in good standing, there is the possibility the claim will lapse and the Company will eventually cease to be a going concern.

The Company does not anticipate acquiring any significant assets in the foreseeable future.

At present, the directors devote time to the affairs of the Company as required. There are no plans to hire any employees at this time. The Company has been using the services of one of its directors to undertake the exploration work on the Golden claim. The fees paid to this director are at rates normally charged in the industry.

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

(b)     Changes  in  Internal  Controls.
        --------------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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





TITLE OR                          NAME AND ADDRESS OF              AMOUNT OF          PERCENT OF
CLASS                            BENEFICIAL OWNER (1)       BENEFICIAL OWNERSHIP (2)    CLASS
---------------------------  -----------------------------  ------------------------  ----------
     Common                 James Bruce                       2,500,000 (3)              22.64
     Stock                  114 - 2274 Folkestone Way
    . . . . . . . . .       West Vancouver, B.C.
       . . . . . . . .      Canada, V5A 2W1

     Common                 Raymond Contoli                   1,500,000 (3)              13.59
     Stock                  5887 Whitcomb Place
    . . . . . . . . .       Tsawwasson, British Columbia
       . . . . . . . .      Canada, V4L 1E2

     Common                 Edward Skoda                      1,000,000 (3)              9.06
     Stock                  C.P. 45900 - APDO Postal
    . . . . . . . . .       Box 376
       . . . . . . . .      Chapala, Jalisco, Mexico

     Common . . . . .. . .  Directors and Officers as a        5,000,000                 45.29
     Stock . . . . . .  .   Group




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

(3) These shares are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After these shares have been held for one year, the holders could sell 1% of the outstanding stock in the Company every three months. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There are "stock transfer" instructions placed against these certificate and a legend has been imprinted on each of the stock certificates.

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



                                   THE BRALORNE MINING COMPANY
                                   ---------------------------
                                        (Registrant)




                                    By:     /s/  "Rene Bernard"
                                         ---------------------
                                           Rene Bernard
                                      Chief Executive Officer
                                      President and Director

  Date: January 12, 2004



                                By:     /s/ "Lucien R. Paquette"
                                     ---------------------------
                                       Lucien R. Paquette
                                   Chief Accounting Officer
                                   Chief Financial Officer,
                               Secretary Treasurer and Director

  Date: January 12, 2004