Form 10QSB
period 2003-05-31
BRALORNE MINING CO
filed 2004-01-13
CIK 1077637

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                                     For the quarterly period ended May 31, 2003
                                                                  --------------

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
---------


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                      INDEX






                                                                        PAGE
                                                                      NUMBER
                                                    ------------------------
PART 1. . . . FINANCIAL INFORMATION

     ITEM1. . FINANCIAL STATEMENTS                                        3

              Balance Sheet as at May 31, 2003
              (with comparative figures as at November 30, 2002)   .      4

              Statement of Operations
                 For the three and six months ended May 31, 2003 and
                 2002 and for the period from December 2, 1998
                 (Date of Inception) to May 31, 2003. . . . . . . . .     5

              Statement of Cash Flows
                 For the six months ended May 31, 2003 and 2002 and
                 for the period from December 2, 1998 (Date of
                 Inception) to May 31, 2003 . . . . . . . . . .           6

              Notes to the Financial Statements . .                       7

     ITEM 2. .MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS  10

     ITEM 3. .CONTROLS AND PROCEDURES                                     14

PART 11.. . . OTHER INFORMATION                                           14

     ITEM 1. .LEGAL PROCEEDINGS                                           14

     ITEM 2. .CHANGES IN SECURITIES                                       15

     ITEM 3. .DEFAULTS UPON SENIOR SECURITIES                             16

     ITEM 4. .SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         16

     ITEM 5.  OTHER INFORMATION                                           16

     ITEM 6. .EXHIBITS AND REPORTS ON FORM 8-K                            16

              SIGNATURES. . . . . . . .                                   17

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS


The accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at May 31, 2003 and the statement of operations for the three and six months ended May 31, 2003 and 2002 and statement of cash flow for the six months ended May 31, 2003 and 2002 and for the period from December 2, 1998 (date of incorporation) to May 31, 2003, have been prepared by the Company's management, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2003 are not necessarily indicative of the results that can be expected for the year ending November 30, 2003.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                                 BALANCE  SHEET

                       May 31, 2003 and November 30, 2002

                      (Unaudited - Prepared by Management)





                                                                 MAY 31,        November 30,
                                                                  2003             2002
                                                               ---------        ------------
LIABILITIES

      Accounts payable - related parties . . . . . . . . .    $    13,305      $     13,045
      Accounts payable and accrued liabilities . . . . . .         19,150            14,613
                                                                 --------         ----------
                                                                   32,455            27,658
                                                                 ---------        ----------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,040,050 shares issued and outstanding         11,040            11,040

     Capital in excess of par value. . . . . . . . . . . .         33,972            27,972

     Deficit accumulated during the exploration stage. . .        (77,467)          (66,670)
                                                                 ---------        ----------

           Total Stockholders' Deficiency. . . . . . . . .        (32,455)          (27,658)
                                                                 ---------        ----------

                                                              $         -      $          -
                                                                 =========        ==========








     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

   For the three and six months ended May 31, 2003 and 2002, and for the period
            From December 2, 1998 (Date of Inception) to May 31, 2003

                     (Unaudited  -  Prepared by Management)





                              FOR THE        FOR THE         FOR THE        FOR THE
                               THREE          THREE            SIX            SIX
                               MONTHS         MONTHS         MONTHS          MONTHS       FROM INCEPTION
                               ENDED          ENDED           ENDED          ENDED              TO
                              MAY 31,        MAY 31,         MAY 31,        MAY 31,          MAY 31,
                                2003           2002           2003            2002             2003
                            ----------      ---------      ----------     -----------     ---------------
REVENUES . . . . . . . . .  $       -      $      -       $       -       $       -        $         -

EXPENSES . . . . . . . . .      4,587         4,410          10,797          11,839             77,467
                             ---------      --------        -------         -------           ---------

NET LOSS . . . . . . . . .  $  (4,587)     $ (4,410)      $ (10,797)      $ (11,839)       $   (77,467)
                              ========      ========       =========        ========          =========


NET LOSS PER COMMON SHARE
     Basic and diluted . .  $       -      $      -       $       -       $       -
                              ========      ========        ========        ========

AVERAGE OUTSTANDING SHARES
     Basic . . . . . . . .  11,040,050    11,040,050      11,040,050      11,040,050
                            ==========    ==========      ==========      ==========




     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

     For the six months ended May 31, 2003 and 2002 and for the period from
              December 2, 1998 (Date of Inception) to May 31, 2003
                      (Unaudited - Prepared by Management)






                                                     FOR THE SIX     FOR THE SIX
                                                        MONTHS         MONTHS        FROM INCEPTION
                                                        ENDED          ENDED                TO
                                                     MAY 31, 2003    MAY 31, 2002     MAY 31, 2003
                                                    -------------    ------------     -------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .    $   (10,797)    $   (11,839)     $    (77,467)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable - related
               Parties . . . . . . . . . . . . . .            260           6,305            13,305
          Increase in accounts payable . . . . . .          4,537            (696)           19,150
         Contributed capital - expenses. . . . . .          6,000           6,000            18,000
                                                          -------         --------         ---------

               Net Cash from Operations. . . . . .              -            (230)          (27,012)
                                                          -------         ---------        ---------

CASH FLOWS FROM INVESTING
     ACTIVITIES: . . . . . . . . . . . . . . . . .              -               -                 -
                                                          --------        --------        ----------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

     Proceeds from issuance of common
              Stock. . . . . . . . . . . . . . . .              -               -            27,012
                                                          --------        --------         ---------

     Net Increase in Cash. . . . . . . . . . . . .              -            (230)                -

     Cash at Beginning of Period . . . . . . . . .              -             355                 -
                                                          --------       ---------         ---------

     CASH AT END OF PERIOD . . . . . . . . . . . .    $         -     $       125       $         -
                                                          ========       =========         =========






     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  May 31, 2003

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

     On May 31, 2003, the Company had a net operating loss carry forward of $77,467. The tax benefit of approximately $23,240 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forward will start to expire in 2023.

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

                                  May 31, 2003

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

                                  May 31, 2003

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

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officer-directors' and their controlled entities, have acquired 45% of the outstanding common stock and have made no interest, demand loans of $13,305 to the Company, and have made contributions to capital of $18,000 by payment of Company expenses.

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

Unproven  Mineral  Claims

On March 17, 1998, the "Golden" mineral claim was staked by one of the Company's directors and , for the sum of $1.00, the Company purchased it from its director and acquired all rights to the minerals on the Golden; except for coal. The claim has been maintained in good standing since acquisition except that in
March 2003 the Company allowed 9 units out of the original 18 units to lapse. The Company has no further interest in the mineral rights to the 9 units which lapsed. The balance of the 9 units are in good standing until March 17, 2004.

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

Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to finance its activities on the Golden mineral claims. As at May 31, 2003, the Company had no cash and no other assets on its balance sheet. Current liabilities amounts to $32,455 of which approximately 40 percent is owed to directors who have been supplying the required funds to maintain the Golden claim in good standing during the last several years. The accounts payable, other than amounts owed to related parties, are due to the auditors, accountant, transfer agent and for various office services rendered on behalf of the Company. There are no funds available at the present time to pay these liabilities owed to third parties unless the directors supply the funds.

Basically, there has been no change in the Company's financial position since its last fiscal year other than the incurrence of normal operating costs such as accounting, audit and transfer agent's fees.

During three months ended May 31, 2003, the Company incurred the following expenses:





            EXPENDITURE                           AMOUNT
       Accounting and audit. . . . .  i         $  1,000
       Edgar filings . . . . . . . .  ii             200
       Management fees . . . . . . .  iii          1,500
       Office. . . . . . . . . . . .                 181
       Rent. . . . . . . . . . . . .  iv             900
       Telephone . . . . . . . . . .  v              600
       Transfer agent's fees . . . .  vi             206
                                                  ------
               Total expenses                   $  4,587
                                                  ======




i. The Company accrues $500 in fees to its auditors, Sellers & Andersen, for the review of this Form 10-QSB. In addition, the Company accrued $500 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this Form 10-QSB.

ii.  The  Company  will  be  charged  $200 for filing this Form 10-QSB on Edgar.

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

v. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone, with an offsetting entry to "Capital in Excess of Par Value".

vi. Represents charges from the transfer agent, Nevada Agency & Trust Company. Included in the above amount are miscellaneous charges and late interest charges of $196.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:





                                      Requirements    Current      Required
                                          for        Accounts     funds for
             Expenditures           twelve months    Payable   twelve months
         ---------------------      ---------------  --------   ------------

        Accounting and audit.    1     $   5,750    $  14,300    $   20,050
        Exploration expenses.    2         1,300            -         1,300
        Filing fees . . . . .    3         1,160            -         1,160
        Office. . . . . . . .    4           200          337           537
        Transfer agent's fees    5         1,700        4,513         6,213
                                        --------     --------       -------

           Estimated expenses.         $  10,110    $  19,150     $  29,260
                                        ========      =======       =======




No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash orientated.

1. Presently the Company accrues $500 for its accountant and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB, the Company accrues $850 for its accountant to prepare the required working papers and $1,900 for the auditors to examine the year-end financial statements and to render a report thereon. During the current period no payments were made to the auditors or accountant.

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

3. The Company is charged $300 for the filing of its Form 10-KSB and $200 for each of its Forms 10-QSB. In addition, the State of Nevada charges $260 for filing the List of Directors and Officers each year.

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





       TITLE OR                  NAME AND ADDRESS OF              AMOUNT OF          PERCENT OF
       CLASS                     BENEFICIAL OWNER (1)       BENEFICIAL OWNERSHIP (2)    CLASS
---------------------------  -----------------------------  ------------------------  ----------
      Common                James Bruce
      Stock                 114 - 2274 Folkestone Way
    . . . . . . . . .       West Vancouver, B.C.
       . . . . . . . .      Canada, V5A 2W1                   2,500,000 (3)              22.64

      Common                Raymond Contoli                   1,500,000 (3)              13.59
      Stock                 5887 Whitcomb Place
    . . . . . . . . .       Tsawwasson, British Columbia
       . . . . . . . .      Canada, V4L 1E2

      Common               Edward Skoda                       1,000,000 (3)               9.06
      Stock                C.P. 45900 - APDO Postal
    . . . . . . . . .      Box 376
       . . . . . . . .     Chapala, Jalisco, Mexico

      Common . . . . . ..  Directors and Officers as a         5,000,000                 45.29
      Stock . . . . . . . .Group




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



                                          THE BRALORNE MINING COMPANY
                                          ---------------------------
                                                 (Registrant)




                                         By:     /s/  "Rene Bernard"
                                               ---------------------
                                                 Rene Bernard
                                           Chief Executive Officer
                                           President and Director

 Date: January 12, 2004



                                       By:     /s/ "Lucien R. Paquette"
                                               ------------------------
                                                   Lucien R. Paquette
                                              Chief Accounting Officer
                                              Chief Financial Officer,
                                            Secretary Treasurer and Director

 Date: January 12, 2004