Form 10QSB
period 2003-08-31
BRALORNE MINING CO
filed 2004-01-13
CIK 1077637

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                                  For the quarterly period ended August 31, 2003
                                                                 ---------------

(  )     TRANSITION  REPORT  UNDER  TO  SECTION  13  OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934
                                  For  the  transition  period  from      to
                                  Commission  file  number     0-25707
                                                                -------


                           BRALORNE  MINING  COMPANY
                           -------------------------
        (Exact  name  of  small business issuer as specified in charter)


           Nevada                                            91-1948355
           ------                                            ----------
(State  or  other  jurisdiction  of                      (I.R.S.  Employer
 incorporation  or  organization)                       Identification  No.)


        1120 Sunnyside Road, Kelowna, British Columbia, Canada, V7S  2X7
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
---------


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                      INDEX






                                                                          PAGE
                                                                         NUMBER
                                                             ------------------
PART 1. . . . .FINANCIAL INFORMATION

     ITEM1. . .FINANCIAL STATEMENTS                                         3

               Balance Sheet as at August 31, 2003
                 (with comparative figures as at November 30, 2002) .       4

               Statement of Operations
                  For the three and nine months ended August 31, 2003
                  and 2002 and for the period from December 2, 1998
                  (Date of Inception) to August 31, 2003 . . . . . .        5

               Statement of Cash Flows
                  For the nine months ended August 31, 2003 and 2002
                  and for the period from December 2, 1998 (Date of
                  Inception) to August 31, 2003. . . . . . . . . . . .      6

               Notes to the Financial Statements . . . . . .                7

    ITEM 2. .  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS  10

    ITEM 3. .  CONTROLS AND PROCEDURES                                     20

PART 11.. . .  OTHER INFORMATION                                           20

    ITEM 1. .  LEGAL PROCEEDINGS                                           20

    ITEM 2. .  CHANGES IN SECURITIES                                       20

    ITEM 3. .  DEFAULTS UPON SENIOR SECURITIES                             21

    ITEM 4. .  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         22

    ITEM 5. . .OTHER INFORMATION                                           22

    ITEM 6. .  EXHIBITS AND REPORTS ON FORM 8-K                            22

               SIGNATURES. .                                               23

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS


The accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at August 31, 2003 and the statement of operations for the three and nine months ended August 31, 2003 and 2002, and statement of cash flow for the nine months ended August 31, 2003 and 2002 and for the period from December 2, 1998 (date of incorporation) to August 31, 2003, have been prepared by the Company's management, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2003 are not necessarily indicative of the results that can be expected for the year ending November 30, 2003.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                                 BALANCE  SHEET

                      August 31, 2003 and November 30, 2002

                      (Unaudited - Prepared by Management)





                                                                AUGUST 31      NOVEMBER 30
                                                                  2003            2002
                                                               ----------      -----------

LIABILITIES

      Accounts payable - related parties . . . . . . . . .    $   13,305      $    13,045
      Accounts payable and accrued liabilities . . . . . .        20,656           14,613
                                                                --------        ----------
                                                                  33,961           27,658
                                                                ---------       ----------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,040,050 shares issued and outstanding        11,040           11,040

     Capital in excess of par value. . . . . . . . . . . .        36,972           27,972

     Deficit accumulated during the exploration stage. . .       (81,973)         (66,670)
                                                               ----------        ---------

           Total Stockholders' Deficiency. . . . . . . . .       (33,961)         (27,658)
                                                               ----------        ---------

                                                              $        -      $         -
                                                               ==========        =========







     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

    For the three and nine months ended August 31, 2003 and 2002,  and for the period from
             December 2, 1998 (Date of Inception) to August 31, 2003

                     (Unaudited  -  Prepared by Management)





                               FOR THE        FOR THE         FOR THE           FOR THE
                                THREE          THREE            NINE             NINE
                               MONTHS         MONTHS          MONTHS            MONTHS      FROM INCEPTION
                                ENDED          ENDED          ENDED             ENDED             TO
                             AUGUST 31,     AUGUST 31,       AUGUST 31,       AUGUST 31,       AUGUST 31,
                                2003           2002            2003             2002             2003
                           ------------    -----------      -----------      ------------    -------------
REVENUES . . . . . . . . .  $        -      $      -        $       -        $       -          $       -

EXPENSES . . . . . . . . .       4,506         4,645           15,303           16,484             81,973
                              --------       --------         -------          -------           ---------

NET LOSS . . . . . . . . .  $   (4,506)     $ (4,645)       $ (15,303)       $ (16,484)         $ (81,973)
                              =========      ========         ========         ========          =========


NET LOSS PER COMMON SHARE

     Basic and diluted . .  $        -      $      -        $       -        $       -
                              =========       =======         ========         ========

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .   11,040,050    11,040,050        11,040,050     11,040,050
                             ==========    ==========        ==========     ===========





     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                         (A Pre-exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

   For the nine months ended August 31, 2003 and 2002 and for the period from December 2, 1998 (Date of Inception) to August 31, 2003

                      (Unaudited - Prepared by Management)






                                                   FOR THE NINE     FOR THE NINE
                                                      MONTHS           MONTHS       FROM INCEPTION
                                                       ENDED           ENDED              TO
                                                   AUG 31, 2003     AUG 31, 2002     AUG 31, 2002
                                                  --------------   --------------   ---------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . .     $   (15,303)    $   (16,484)      $   (81,973)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable - related
               parties . . . . . . . . . . . . .             260           6,305            13,305
          Increase in accounts payable . . . . .           6,043             832            20,656
          Contribution to capital - expense. . .           9,000           9,000            21,000
                                                        --------        --------          ---------

               Net Cash from Operations. . . . .               -            (347)          (27,012)
                                                        ---------       ---------         ---------

CASH FLOWS FROM INVESTING
     ACTIVITIES: . . . . . . . . . . . . . . . .               -               -                 -
                                                        ---------       ---------         ---------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

     Proceeds from issuance of common
              stock. . . . . . . . . . . . . . .               -               -            27,012
                                                        ---------      ----------         ---------

     Net Increase in Cash. . . . . . . . . . . .               -            (347)                -

     Cash at Beginning of Period . . . . . . . .               -             355                 -
                                                        ---------      ----------        ----------

     CASH AT END OF PERIOD . . . . . . . . . . .     $         -      $        8       $         -
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

                                 August 31, 2003

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

     On August 31, 2003, the Company had a net operating loss carry forward of $81,973. The tax benefit of approximately $24,592 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forward will start to expire in 2024.

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

                                 August 31, 2003

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

     Statement  of  Cash  Flows
     --------------------------

     For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of 3 months or less to be cash equivalent. At the present time, the Company does not have highly liquid assets with 3 months or less maturity to cash equivalent to consider at this time.

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

                                 August 31, 2003

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

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officer-directors and their controlled entities, have acquired 45% of the outstanding common stock and have made no interest, demand loans of $13,305 to the Company, and have made contributions to capital of $21,000 by payment of Company expenses.

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

Unproven  Mineral  Claims

On March 17, 1998, the "Golden" mineral claim was staked by one of the Company's directors. On September 15, 1999, for the sum of $1.00, the Company purchased the Golden mineral claim from its director and acquired all rights to the minerals on the claim, except for coal. The Golden has been maintained in good standing since acquisition, except that in March 2003 the Company allowed 9 units out of the original 18 units to lapse. The Company has no further interest in the mineral rights to the 9 units which lapsed. The balance of the 9 units are in good standing until March 17, 2004.

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

Other  mineral  claims

At the present time, the Company is not seeking additional mineral properties due to its lack of funds. Nevertheless, in the future, management might consider acquiring other mineral properties of merit for future exploration.

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

Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to finance its activities on the Golden mineral claims. As at August 31, 2003, the Company had no assets. There are outstanding current liabilities of $33,961. Approximately 30 percent of the amounts owing are due to the directors of the Company who have been supplying the required funds to maintain the Golden claim in good standing during the last several years. The accounts payable, other than amounts owed to related parties, are due to the auditors, accountant, transfer agent and for various office services rendered on behalf of the Company.

Basically, there has been no change in the Company's financial position since its last fiscal year other than the incurrence of normal operating costs such as accounting, audit and transfer agent's fees.

During  the  year  to  date,  the  Company  has incurred the following expenses:





               EXPENDITURE                                 AMOUNT
        Accounting and audit. . . .   .  i               $  3,750
        Bank charges. . . . . . . . .                         (9)
        Edgar filings . . . . . . . .    ii                   500
        Management fees . . . . .   . .  iii                4,500
        Office. . . . . . . . . . . .    iv                   230
        Rent. . . . . . . . . . .    . .  v                 2,700
        Telephone . . . . . . .   . . .  vi                 1,800
        Transfer agent's fees . .   . .  vii                1,832
                                                           ------
                 Total expenses                          $ 15,303
                                                           ======





i. The Company accrues $500 in fees to its auditors, Andersen Andersen & Strong for the review of this Form 10-QSB and other Form 10-QSB's prepared during the year. In addition, the Company has accrued $450 per quarter for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this and other Form 10-QSB's. Starting in August 2003, the Company has accrued $600 for the accountant to prepare the 10QSB.

ii. The Edgar filing fee for the three quarters ended August 31, 2003 was $500. The charge for the quarter ended February 28, 2003 was $100 and the charges for the quarters ended May 31, 2003 and August 31, 2003 were $200 each.

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

iv.  Office  expenses  are  comprised  of photocopying, fax and courier charges.

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

vii. During the period the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. In addition, the Company has accrued certain late charges of interest totaling $574 and other charges of $58.

The Company estimates that the following expenses will be required during the next twelve months to meet its obligations:





                                Requirements    Current      Required
                                     for        Accounts     funds for
         Expenditures           twelve months    Payable   twelve months
         ---------------------  --------------  ---------  --------------
     Accounting and audit.     1  $   6,200    $   14,100   $   20,300
     Bank charges. . . . .               60             -           60
     Exploration expenses.     2      1,400             -        1,400
     Filing fees . . . . .     3      1,160         1,500        2,660
     Office. . . . . . . .     4        200           337          537
     Transfer agent's fees     5      1,800         4,719        6,519
                                    -------       -------       ------

         Estimated expenses.      $  10,820     $  20,656   $   31,476
                                    =======       =======       =======




No recognition has been given to management fees, rent or telephone since at the present time these expenses are not cash orientated.

1. Presently the Company accrues $600 for its accountant and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB the Company accrues $1,000 for its accountant to prepare the required working papers and $1,900 for the auditors to examine the year-end financial statements and to render a report thereon. During the current period no payments were made to the auditors or accountant.

2. To maintain the Golden claim in good standing the Company will incur a cost of Cdn.$200 per unit. The number of units comprising the Golden claim is 9 and therefore the minimum cost will be Cdn.$1,800. With the applicable filing fees paid to the Ministry of Mines and Energy the total cost is anticipated to be $1,400. This payment will have to be made on or before March 17, 2004 to maintain the claim in good standing until March 17, 2005.

3. The Company is charged $300 for the filing of its Form 10-KSB and $200 for each of its Forms 10-QSB. In addition, the State of Nevada charges $260 for filing the list of directors and officers each year. In the above amount the fees for the Form 10-KSB from the prior year and included since they were not accrued at the time.

4.   Relates  to  photocopying  and  faxing.

5. Each year the Company is charged a fee of $1,200 by its transfer agent to act on its behalf. In addition, there will be interest accrued on the outstanding balance of approximately $600.

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






       TITLE OR                 NAME AND ADDRESS OF              AMOUNT OF          PERCENT OF
        CLASS                   BENEFICIAL OWNER (1)       BENEFICIAL OWNERSHIP (2)    CLASS
---------------------------  -----------------------------  ------------------------  ----------
      Common                 James Bruce                        2,500,000 (3)           22.64
      Stock                  114 - 2274 Folkestone Way
    . . . . . . . . .        West Vancouver, B.C.
      . . . . . . . .        Canada, V5A 2W1

      Common                 Raymond Contoli                    1,500,000 (3)           13.59
      Stock                  5887 Whitcomb Place
    . . . . . . .  . .       Tsawwasson, British Columbia
       . . . . . .  . .      Canada, V4L 1E2

      Common                 Edward Skoda                       1,000,000 (3)            9.06
      Stock                  C.P. 45900 - APDO Postal
    . . . . . . . . .        Box 376
       . . . . . . . .       Chapala, Jalisco, Mexico

      Common . . . . . .  . .Directors and Officers as a        5,000,000               45.29
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



                                       THE  BRALORNE  MINING  COMPANY
                                                (Registrant)


                                             /s/     "Rene Bernard"
                                             ----------------------
Dated: January 12, 2004              Rene Bernard  - Chief Executive Officer
                                            President  and Director



                                        /s/    "Lucien R. Paquette"
                                          -------------------------
                             Lucien R. Paquette  - Chief Financial Officer
                           Chief Accounting Officer, Secretary  Treasurer  and
Dated: January 12, 2004                           Director