Form 10KSB
period 2003-11-30
BRALORNE MINING CO
filed 2004-01-13
CIK 1077637

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X  )  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT
       OF 1934

                                 For the fiscal year ended    November 30, 2003
                                                            -------------------

(  )   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                                 For the transition period from       to

                                 Commission file number     0-25707
                                                            -------

                            THE BRALORNE MINING COMPANY
                            ---------------------------
                    (Name of small business issuer in its charter)

             Nevada                                                 91-1948355
             ------                                                 ----------
(State or other jurisdiction of incorporation or               (I.R.S. Employer
 organization)                                                Identification No.

1120 Sunnyside Road, Kelowna, B.C., Canada                         V1Z  2N8
------------------------------------------                         --------
(Address of principal executive offices)                        (Zip  Code)

Issuer's telephone number      (250) 769-5800
                               --------------

Securities registered under Section 12(b) of the Exchange Act:

          Title of each share         Name of each exchange on which registered

Common Shares with par value of $0.001 per share                    N/A
-----------------------------------------------                     ---
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

11,040,050 common shares with a par value of $0.001 per share as at December 31,
--------------------------------------------------------------------------------
2003
----

                       DOCUMENTS INCORPORATED BY REFERENCE

Refer  to  Item  6  -  Exhibits  and  Reports  on  Form  8-K

Transitional  Small  Business Disclosure Format (Check one):  Yes [   ]   No [X]

                                TABLE OF CONTENTS



                                     PART 1
                                     ------
                                                                           PAGE
                                                                           ----




ITEM 1.       DESCRIPTION OF BUSINESS                                         3
ITEM 2.. . .  DESCRIPTION OF PROPERTY                                         7

ITEM 3.. . .  LEGAL PROCEEDINGS                                              12

ITEM 4.. . .  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            12

                                    PART 11
                                    --------

ITEM 5.. . .  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.      13

ITEM 6.. . .  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.     13

ITEM 7.. . .  FINANCIAL STATEMENTS.                                          16


ITEM 8.. . .  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.                                      16

ITEM 8A. . .  CONTROLS AND PROCEDURES.                                       16

                                    PART 111
                                    --------


ITEM 9.. . .  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.    17

ITEM 10. . .  EXECUTIVE COMPENSATION                                         20

ITEM 11. . .  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                    22

ITEM 12. . .  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                23

ITEM 13. . .  EXHIBITS AND REPORTS ON FORM 8-K.                              25

ITEM 14. . .  PRINCIPAL ACCOUNTANT FEES AND SERVICE.                         25

              SIGNATURES                                                     27

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

      The Company's executive offices are located at 1120 Sunnyside Road, Kelowna, British Columbia, Canada, V1Z 2N8 (Tel: 250-769-5800).

     The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2003 there were 11,040,050 shares outstanding.

     The Company hopes to make an application for a quotation on the National Association of Securities Dealers, Inc. "OTC Bulletin Board" (the "OTCBB"). This might never happen since the Company might not be able to meet the requirements for a quotation.

     Since inception the Company has been engaged in the exploration, and if warranted, the exploration of its mineral claim. The Company presently has the mineral rights to the minerals on a claim named "Golden" located in the Bralorne area of British Columbia, Canada and has performed assessment work sufficient to maintain the Golden in good standing with the Ministry of Mines and Energy for the Province of British Columbia until March 17, 2004. Refer to work performed as discussed under Item 2 - Description of Property below.

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



                         ITEM 2. DESCRIPTION OF PROPERTY


     The Golden claim consisted originally of one 18 metric claim unit, which has now been reduced to 9 units, situated within the Bridge River gold camp near the town of Gold Bridge, 113 miles north of Vancouver, British Columbia, Canada. The mineral rights to the Golden claim are 100 percent owned by the Company; having acquired it from a director in 1998 for the sum of $1.00. Original the Company became a registered extra-provincial company in the Province of British Columbia in order that it could hold a Free Miner's License in its own name and register the Golden claim in the name of the Company. In March 2003, the Company, due to a lack of funds, had the Golden registered in the name of Edward Skoda, a director of the Company, since he held a Free Miner's License. He has issued a Bill of Sale Absolute which in effect transfer full ownership to the Company. This procedure was transacted since under the Mineral Tenure Act of British Columbia, a mineral property can only be recorded in the name of an individual or company if they hold a Free Miner's License.

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

     Of the over 73 documented mineral occurrences in the camp only five have achieved production. Production figures for these mines are listed below:





MINE                      GOLD      SILVER     COPPER     LEAD    ZINC
              TONNES      (KG)       (KG)       (KG)      (KG)    (KG)
             --------    -----      ------     ------    ------   ----

Congress        943        2.5        1.3        38         -        -

Wayside.     36,977      166.0       26.0         -         -        -

Minto. .     79,073      546.0    1,573.0     9,673    56,435        -

Pioneer.  2,240,552   41,475.0    7,611.0         -        59      139

Bralorne  4,954,473   87,759.0   21,969.0         -       157        -




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

Exploration  work  performed  in  2003

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

Deposit: mineral deposit or ore deposit is used to designate a natural occurrence of a useful mineral, or an ore, in sufficient extent and degree of concentration to invite exploration.

Fault:     a break in the continuity of a body of rock.

Fissure:   a fracture or crack in rock in which there is a distinct separation.

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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended November 30, 2003.

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(a)     Market  Information

     During the past year, there has been no established trading market for the Company's common stock since the Company is not registered for trading on any quotation system or stock market.

(b)     Holders

As at November 30, 2003, the Company had 40 shareholders; three of these shareholders are officers and directors of the Company.

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


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

     The Company was incorporated on December 2, 1998 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2003, there were 11,040,050 shares outstanding. The Company is an exploration stage company. There is no assurance that ore reserves exist in the Golden claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

Liquidity  and  Capital  Resources
----------------------------------

     As at November 30, 2003, the Company had no assets, and $39,321 in liabilities. The liabilities of $39,321 are amounts owed for transfer agent ($5,194), audit ($8,800), accounting ($9,800) and other payables ($2,222) for a total of $26,016 owed to third party creditors and $13,305 owed to related parties.

During  the  year,  the  Company  has  incurred  the  following  expenses:





EXPENDITURE                               AMOUNT
Accounting and audit. . . . .  i          $6,450
Bank charges. . . . . . . . .                 (9)
Edgar filings . . . . . . . .  ii            800
Exploration and filing fees .  iii         1,380
Management fees . . . . . . .  iv          6,000
Office. . . . . . . . . . . .                735
Rent. . . . . . . . . . . . .  v           3,600
Telephone . . . . . . . . . .  vi          2,400
Transfer agent's fees . . . .  vii         2,308
                                          ------
               Total expenses           $ 23,664
                                          ======




i. The Company accrues $500 in fees to its auditors, Sellers and Andersen LLC for the review of its Form 10-QSBs and $2,100 for the examination of the Form 10-KSB which also included the preparation of the annual corporate income tax return. In addition, the Company has accrued $500 each for its various Form 10-QSBs and $1,350 for this Form 10-KSB in order that the accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10-QSBs and examination of the Form10-KSB.

ii. The Company has incurred certain expenses during the year for its filings of various Forms 10-KSB and 10-QSB with the SEC.

iii.     In  early  March  of  this  year,  the Company undertook an exploration program on the Golden mineral claim which comprised the extension of the previous grid established in prior years. The Company decided to reduce the number of units comprising the Golden claim from 18 to 9 since it wanted to maintain only those units which would be beneficial, in the future, to the Company. In addition, the cost factor of maintaining the claims was reduced accordingly. The Golden is in good standing until March 17, 2004.

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

vii. During the period the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. In addition, the Company has accrued certain late charges of interest totaling $789 and additional fees of $319 for services rendered by the transfer agent.

     The Company estimates the following expenses will be required during the next twelve months to meet its obligations:




                                    Requirements    Current      Required
                                        for         Accounts     funds for
Expenditures                       twelve months    Payable    twelve months
-------------------                 ------------    --------   --------------
Accounting and audit.        1       $  7,050     $  18,600     $  25,650
Exploration expenses.        2          1,380             -         1,380
Filing fees . . . . .        3          1,300             -         1,300
Office. . . . . . . .        4            735           842         1,577
Other . . . . . . . .        5              -         1,380         1,380
Transfer agent's fees        6          2,308         5,194         7,502
                                      --------      -------       -------

  Estimated expenses.                $ 12,773     $  26,016     $  38,789
                                      =======       =======       =======



No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash orientated.

1.     Accounting  and  auditing  expense  has  been  projected  as  follows:





         Filing                Accountant   Auditors   Total
---------------------------   -----------   ---------  ------
Form 10-QSB - Feb. 28, 2003      $   750    $   500  $ 1,250
Form 10-QSB - May  30, 2003.         750        500    1,250
Form 10-QSB - Aug. 30, 2003          750        500    1,250
Form 10-KSB - Nov. 30, 2003        1,200      2,100    3,300
                             -----------  ---------   ------
                                 $ 3,450    $ 3,600  $ 7,050
                             ===========  =========   ======




2. To maintain the Golden claim in good standing the Company will incur a cost of approximately $140 per unit. The number of units comprising the Golden claim is 9 and, therefore, the minimum cost will be approximately $1,260. As in the past, the Company will not pay the Ministry of Mines and Energy cash-in-lieu of performing assessment but will undertake some exploration program in order to maintain the claims in good standing. In addition to having to incur the above noted amount to maintain the claims, the Company will have to incur a cost of $120 to record the work performed.

3. Filing fees will include the cost of filing the various Forms 10-KSB and 10-QSB on Edgar. It is estimated the cost for each of the Form 10-QSBs will be $200 whereas the cost for filing the Form 10-KSB will be $400. Each year the Company is required to file a list of officers and directors with the State of Nevada at a cost of $300; increased over prior years.

4.     Relates  to photocopying and faxing based on prior year's actual charges.

5. The amount owing under "Other" is advances the directors obtained from personal friends to undertake the exploration work on the Golden claim.

6. Each year the Company is charged a fee of $1,200 by its transfer agent to act on its behalf. The Company has not paid for several years any money to its transfer agent and therefore has been charged interest on its outstanding balance plus the annual fee charges mentioned above.

If the directors and officers no longer supply the required funds to the Company to maintain the property in good standing there is the possibility the Golden claim will lapse and the Company will eventually cease to be a going concern.

Even though gold prices have increased during the past year, there is no assurance that this will continue or that gold prices will remain the same. Any weakening in the price of gold will lessen the chances of the Company obtaining future financing for the development of the Golden mineral claim.

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

At present, the directors devote time to the affairs of the Company as required.
There are no plans to hire any employees at this time.   The Company may use the
services  of  consultants  in  the  exploration  of  the  Golden  claim.

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



      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


From inception to date, the Company's principal accountant is Sellers and Andersen, L.L.C. of Salt Lake City, Utah. The firm's reports for the period from inception to November 30, 2003 did not contain any adverse opinions or disclaimers, nor were there any disagreements between management and the Company's accountants.



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


                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


(a)     Directors  and  executive  officers

The following table sets forth as of November 30, 2003, the name, age, and position of each executive officer and director and the term of office of each director of the Company.




                                                                   Term as
                                                                   Director
     Name                      Age         Position Held            Since
---------------               ----         -------------          ---------
  James Bruce . . . . .        75      President and Director        1998

  Raymond Contoli . . .        65      Secretary Treasurer and       1998
                                            Director
  Edward Skoda. . . . . . . .  55      Director                      1998




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

            SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). The current directors and officers have not filed a Form 5 during the current year. No Form 4 was required to be filed since none of the directors and officers had any transactions in the shares of the Company since the last fiscal year.

     The following table sets forth as at November 30, 2003, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.





Name                             Position                     Report Filed
----------------         ----------------------             ----------------
James Bruce . . . ..  President and Director       Form 3 - November 4, 2002

Raymond Contoli . . . Secretary Treasurer and
                 . .  Director                     Form 3 - November 5, 2002

Edward Skoda. . . .   Director                     Form 3 - November 4, 2002





Change  of  Directors  and  Officers

     On December 22, 2003, the present directors resigned and were replaced by Messrs. Rene Bernard, Lucien R. Paquette and Kirk R. Reed. Mr. Bernard was appointed President and Chief Executive Officer and Mr. Paquette was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer.



                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

     The only compensation paid to any director and officer during the fiscal year ended November 30, 2003 was to Edward Skoda for performing assessment work on the Golden claim. The amount paid him, excluding room, board and travel, was $800. The rates charged by Edward Skoda are similar to rates, which would be charged by an independent third party performing the same services for the Company.

     The following table sets forth compensation paid or accrued by the Company for the last three years ended November 30, 2003:

                SUMMARY COMPENSATION TABLE (2001, 2002 AND 2003)

                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
Annual  Compensation                      Awards                     Payouts
--------------------                      ------                     -------




(a)                                   (b)          (c)         (e)        (f)       (g)     (h)       (i)
                                                              Other    Restricted  Options         All other
                                                              Annual     Stock        /     LTIP      compen-
                                                               Comp.    awards       SAR   payouts    sation
Name and  Principal position. . .     Year        Salary        ($)       ($)        (#)     ($)        ($)
-----------------------------       -------      --------     ------    --------  --------  ----      -------

James Bruce . . . . . . . . . . .     2001          -0-         -0-       -0-        -0-     -0-        -0-
President, and. . . . . . . . . .     2002          -0-         -0-       -0-        -0-     -0-        -0-
Director. . . . . . . . . . . . .     2003          -0-         -0-       -0-        -0-     -0-        -0-

                                      2001          -0-         -0-       -0-        -0-     -0-        -0-
Raymond Contoli . . . . . . . . .     2002          -0-         -0-       -0-        -0-     -0-        -0-
Secretary Treasurer and Director.     2003          -0-         -0-       -0-        -0-     -0-        -0-

                                      2001        1,000         -0-       -0-        -0-     -0-        -0-
Edward Skoda. . . . . . . . . . .     2002        1,000         -0-       -0-        -0-     -0-        -0-
Director. . . . . . . . . . . . .     2003          800         -0-       -0-        -0-     -0-        -0-




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

     The following table sets forth as at November 30, 2003, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.





Name and Address                                Amount
 of Beneficial                Nature of      of Beneficial        Percent
    Owner                    Ownership(1)     Ownership (2)      of Class
------------------           ------------    --------------      ---------
JAMES BRUCE
114-2274 Folkestone Way
West Vancouver, B.C.
Canada, V5A 2W1 . .  . . . .  Direct            2,500,000          22.64%

RAYMOND CONTOLI
5887 Whitcomb Place
Tsawwasson, B. C. .
Canada, V4L 1E2 . .  . . . .  Direct            1,500,000          13.59%

EDWARD SKODA
APDO Postal 376
Chapala, Jalisco
Mexico, CP 45900. . . . . .   Direct            1,000,000           9.06%

All Officers and Directors
as a Group ( 3 persons ). .   Direct            5,000,000          45.29%




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

                    ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K







(a)  (1)   FINANCIAL STATEMENTS
The following financial statements are included in this report:

Title of Document .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page
-----------------                                                                       ----

Report of Sellers and Andersen. LLC, Certified Public Accountants .  . . . . . . . . .    28

Balance Sheet as at November 30, 2003 . . . . . . . . . . . . . . .  . . . . . . . . .    29

Statement of Operations for the Years Ended November 30, 2003 and 2002
and the Period December 2, 1998 (Date of Inception) to November 30, 2003                  30

Statement of Changes in Stockholders' Equity for the Period December 2,
1998 (Date of Inception) to November 30, 2003  . . . . . . . . . . . . . . . . . . . .    31

Statement of Cash Flows for the Years Ended November 30, 2003 and 2002
and the Period December 2, 1998 (Date of Inception) to November 30, 2003                  32

Notes to the Financial Statements . . . . . . .. . . . . . . . . . . . . . . . . . . .    33

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

Certificate of Incorporation (incorporated by reference from the Company's
Registration Statement on Form 10-SB12G filed on April 2

Articles of Incorporation (incorporated by reference from the Company's
Registration Statement on Form 10-SB12G filed on April 2, 1

By laws (incorporated by reference from the Company's Registration Statement on Form 10-SB12G filed on April 2, 1999)





                ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)     Audit  Fees

     The  aggregate  fees  billed  for  each  of the last two fiscal years ended
November 30, 2003 and 2002 for professional services rendered by Sellers and Andersen, L.L.C. for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-KSB and Forms 10-QSB was $7,200 which represents services that are normally provided by the Company's auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)     Audit-Related  Fees

     The Company's principal accountants examined the financial statements for the fiscal years ended November 30, 2003 and 2002 and rendered an opinion thereon. In addition, the principal accountants reviewed the interim financial statements on Form 10-QSB prior to their being submitted on Edgar to the SEC.

(3)     Tax  Fees

     The Company's principal accountants prepared the annual income tax forms for submission to Internal Revenue. The charge for this service was included in the audit fees. No additional charges were incurred. The amount so charged was $200.

(4)     All  Other  Fees

        The Company incurred no other fees from its principal accountants.

(5)     Audit  Committee's  Pre-approval  Policy

        Members of the audit committee are fully aware that the principal accountant charges $2,100 for examination of the year-end financial statements and $500 for the review of the interim financial statements on Form 10-QSB.

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


                                         THE  BRALORNE  MINING  COMPANY
                                                   (Registrant)


                                           By:/s/  "Rene  Bernard"
                                           -----------------------
                                                    Rene Bernard
                                            Chief Executive Officer,
                                             President and Director

                                           Date:

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                           By:/s/ "Rene Bernard"
                                           ---------------------
                                                   Rene  Bernard
                                           Chief  Executive  Officer
                                           President  and  Director

   Date: January 12, 2004

                                           By: /s/ "Lucien R. Paquette"
                                         -------------------------------
                                               Lucien R. Paquette
                                           Chief Accounting Officer,
                                           Chief Financial Officer
                                         Secretary Treasurer and Director

   Date: January 12, 2004

SELLERS AND ANDERSEN,L.L.C.                       941 East 3300 South, Suite 220
Certified Public Accountants and Business
Consultants Board                                 Salt Lake  City,  Utah,  84106
Member SEC Practice Section of the AICPA                  Telephone 801-486-0096
                                                               Fax  801-486-0098

Board  of  Directors
The  Bralorne  Mining  Company
Vancouver,  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of The Bralorne Mining Company (a pre- exploration stage company) at November 30, 2003, and the statements of operations, stockholders' deficiency, and cash flows for the years ended November 30, 2003 and 2002 and the period from December 2, 1998 (date of inception) to November 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bralorne Mining Company at November 30, 2003, and the statements of operations, stockholders' equity and cash flows for the years ended November 30, 2003 and 2002 and the period from December 2, 1998 (date of inception) to November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


Salt  Lake  City,  Utah                         /s/  "Sellers and  Andersen LLC"
January 10, 2004

                           THE BRALORNE MINING COMPANY
                         (PRE-EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                NOVEMBER 30, 2003


ASSETS
CURRENT ASSETS

    Cash                                              $            -
                                                            --------

        Total Current Assets                          $            -
                                                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY (deficiency)
CURRENT LIABILITIES

     Accounts payable - related party. . . . . . . .  $      13,305
     Accounts payable. . . . . . . . . . . . . . . .         26,017
                                                            --------

           Total Current Liabilities . . . . . . . .         39,322
                                                            --------

STOCKHOLDERS' DEFICIENCY

Common stock

     200,000,000 shares authorized, at $0.001 par
     value; 11,040,050 shares issued and outstanding         11,040

Capital in excess of par value . . . . . . . . . . .         39,972

Deficit accumulated during the pre-exploration stage        (90,334)
                                                           ---------

Total Stockholders' Deficiency . . . . . . . . . . .        (39,322)
                                                           ---------

                                                      $           -
                                                           =========








   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (PRE-EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED NOVEMBER 30, 2003 AND 2002 AND THE
        PERIOD DECEMBER 2, 1998 (DATE OF INCEPTION) TO NOVEMBER 30, 2003







                               Nov 30,        Nov 30          Dec 2, 1998 to
                                2003          2002             NOV 30, 2003
                             ---------      ---------         --------------
REVENUES . . . . . . . . . $       -       $       -             $      -

EXPENSES . . . . .. . .       23,664          22,624               90,334
                            --------         -------             ---------

NET LOSS . . . . . . . ..  $ (23,664)      $ (22,624)            $(90,334)
                             ========       =========            =========



NET LOSS PER COMMON SHARE

     Basic and diluted.  .  $       -       $       -
                             ========       =========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . . 11,040,050       11,040,050
                           ==========       ==========







   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (PRE-EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (deficiency)
               FOR THE PERIOD DECEMBER 2, 1998 (DATE OF INCEPTION)
                               TO NOVEMBER 30, 2003






                                                                      Capital in
                                                 Common   Stock        Excess of     Accumulated
                                                 Shares      Amount    Par Value       Deficit
                                               -----------  ---------  ----------  ----------------
BALANCE DECEMBER 2, 1998 (date of inception).           -   $       -  $        -     $          -

Issuance of common shares for cash at
    $0.001 - January 15, 1999 . . . . . . . .   5,000,000       5,000           -                -

Issuance of common shares for cash at
    $0.002 - January 26, 1999 . . . . . . . .   6,000,000       6,000       6,000                -

Issuance of common shares for cash at
    $0.25 - February 5, 1999. . . . . . . . .      40,050          40       9,972                -

Net operating loss for the period
    December 2, 1998 to November 30, 1999 . .           -           -           -          (27,887)

Net operating loss for the year ended
     November 30, 2000. . . . . . . . . . . .           -           -           -           (7,771)

Net operating loss for the year ended
     November 30, 2001. . . . . . . . . . . .           -           -           -           (8,388)

Contributions to capital by related parties
    expenses - 2001 - 2003. . . . . . . . . .           -           -      12,000                -

Net operating loss for the year ended
     November 30, 2002. . . . . . . . . . . .           -           -           -          (22,624)
                                               ----------      ------      ------           -------
Balance, November 30, 2002                     11,040,050      11,040      27,972          (66,670)

Contributions to capital - expenses . . . . .           -           -      12,000                -

Net operating loss for the year ended
     November 30, 2003. . . . . . . . . . . .           -           -           -          (23,664)
                                               -----------  ---------    --------      ------------

BALANCE, NOVEMBER 30, 2003. . . . . . . . . .  11,040,050   $  11,040  $   39,972     $    (90,334)
                                               ==========     =======     =======       ===========






   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (PRE-EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED NOVEMBER 30, 2003 AND 2002 AND THE
      PERIOD FROM DECEMBER 2, 1998 (DATE OF INCEPTION) TO NOVEMBER 30, 2003







                                                 Nov 30,         Nov 30,       Dec 2, 1998 to
                                                  2003            2002          Nov 30, 2003
                                                --------       ---------       ---------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

Net loss . . . . . . . . . . . . . . . . . .  $    (23,664)   $    (22,624)     $     (90,334)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable                          11,664           10,269            39,322
Contributions to capital - expenses. . . . .        12,000           12,000            24,000
                                                  --------         --------           --------

     Net Cash Used in Operations . . . . . .             -             (355)          (27,012)
                                                  ---------        ---------          --------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
                                                         -                -                 -
                                                  ---------        ---------          --------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

Proceeds from issuance of common stock . . .             -                -            27,012
                                                  ---------        ---------         ---------

     Net decrease in cash. . . . . . . . . .             -             (355)                -

Cash at Beginning of Year. . . . . . . . . .             -              355                 -
                                                  ---------        ---------         ---------

Cash at End of Year. . . . . . . . . . . . .  $          -   $            -      $          -
                                                  =========        =========        ==========







   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (PRE-EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2003

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

Income  Taxes
-------------
The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred taxes is recorded, when it is more likely than not, that such benefits will be realized.

On November 30, 2003, the Company had a net operating loss carry forward of $90,334. The income tax benefit of approximately $27,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable, since the Company has no operations. The loss carry forward will expire in 2024.

Revenue Recognition
-------------------

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
----------------------------------

The Company will expense advertising and market development costs incurred.

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

Financial Instruments
---------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

Financial  and  Concentrations  Risk
------------------------------------

The  Company  does  not have any concentration or related financial credit risk.

Unproven  Mineral  Claim  Costs
-------------------------------

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


3.  PURCHASE OF A MINERAL CLAIM

During February, 1999 the Company acquired a mineral claim, for $1.00 from a related party, known as "Golden" consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia and has an expiration date of March 17, 2004. The claim may be extended for one year by the payment of $1,380.

During the early part of March 2003, the Company undertook an exploration program on the Golden claim where it applied the money spent to 9 out of the 18 mineral claims it previously held. The 9 claims which had no funds spent on them lapsed on March 18, 2003 with the Company having no further interest in them. The remaining 9 mineral claims are in good standing until March 17, 2004.

The Company has not established the existence of a commercially minable ore deposit and therefore all expenses for acquisition and exploration have been expensed.

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officers- directors and their controlled entities have acquired 45% of the outstanding common stock and made no interest, demand loans to the Company of $13,305, AND HAVE MADE CONTRIBUTIONS TO CAPITAL OF $12,000 BY PAYMENT OF Company expenses.

5.   GOING  CONCERN

The Company intends to seek business opportunities that will provide a profit, however, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term related party loans, and equity funding, which will enable the Company to operate for the coming year.