Form 10QSB/A
period 2002-02-28
BRALORNE MINING CO
filed 2004-06-10
CIK 1077637

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(X )

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended

February 28, 2002

(  )

TRANSITION REPORT UNDER TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

    to

Commission file number

0-25707

THE BRALORNE MINING COMPANY

(Exact name of small business issuer as specified in charter)

Nevada

91-1948355

(State or other jurisdiction of incorporation or organization)

           (I.R.S. Employer Identification No.)

1120 Sunnyside Road, Kelowna, B.C., Canada, V1Z 2N8

(Address of principal executive offices)

(250) 769-5800

(Issuer’s telephone number)

114-2274 Folkestone Way, West Vancouver, B.C., Canada, V7S 2X7

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

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:

11,040,050 common shares with a par value of $0.001 per share as at December 31, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No [ X ]

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at February 28, 2002 and the statement of operations for the three months ended February 28, 2002 and 2001, and statement of cash flow for the three months ended February 28, 2002 and 2001 and for the period from December 2, 1998 (date of incorporation) to February 28, 2002  have been prepared by the Company’s management, in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.

THE BRALORNE MINING COMPANY

(A Pre-exploration Stage Company)

BALANCE  SHEET

February 28, 2002 and November 30, 2001

(Unaudited - Prepared by Management)

	February 28	November 30
	2002	2001
ASSETS

CURRENT ASSETS

Bank	$ 853	$ 355

	$ 853	$ 355

LIABILITIES

Accounts payable – related parties	$ 10,910	$ 6,305
Accounts payable and accrued liabilities	11,406	11,084
	22,316	17,389

STOCKHOLDERS’ EQUITY

Common stock
200,000,000 shares authorized, at $0.001 par
value, 11,040,050 shares issued and outstanding	11,040	11,040

Capital in excess of par value	18,972	15,972

Deficit accumulated during the exploration stage	(51,475)	(44,046)

Total Stockholders’ Deficiency	(21,463)	(17,034)

	$ 853	$ 355

The accompanying notes are an integral part of these unaudited financial statements.

#

THE BRALORNE MINING COMPANY

(A Pre-exploration Stage Company)

STATEMENT  OF  OPERATIONS

For the three months ended February 28, 2002 and 2001,  and for the period from

December 2, 1998 (Date of Inception) to February 28, 2002

(Unaudited  -  Prepared by Management)

	For the Three Months Ended February 28, 2002	For the Three Months Ended February 28, 2001	From Inception To February 28, 2002

REVENUES	$ -	$ -	$ -

EXPENSES	7,429	5,883	51,475

NET LOSS	$ (7,429)	$ (5,883)	$ (51,475)

NET LOSS PER COMMON SHARE
Basic	$ -	$ -

AVERAGE OUTSTANDING SHARES
Basic	11,040,050	11,040,050

The accompanying notes are an integral part of these unaudited financial statements.

#

THE BRALORNE MINING COMPANY

(A Pre-exploration Stage Company)

STATEMENT  OF  CASH  FLOWS

For the three months ended February 28, 2002 and 2001 and for the period from

December 2, 1998 (Date of Inception) to February 28, 2002

(Unaudited - Prepared by Management)

For the Three

 For the Three

   From

    Months

     Months

Inception

    Ended

     Ended

      To

February 28,

 February 28,

February 28,

      2002

       2001

     2002

CASH FLOWS FROM

     OPERATING ACTIVITIES:

     Net loss

 $  (7,429)

$  (5,883)

$   (51,475)

     Adjustments to reconcile net loss to net

        cash provided by operating activities:

          Increase in accounts payable – related parties

4,605

2,060

10,910

          Increase in accounts payable

322

3,806

11,406

          Contribution to capital – expenses

3,000

        -

    3,000

               Net Cash from Operations

 498

(17)

(26,159)

CASH FLOWS FROM INVESTING

     ACTIVITIES:

          -

          -

            -

CASH FLOWS FROM FINANCING

     ACTIVITIES:

     Proceeds from issuance of common stock

           -

         -

 27,012

     Net Increase in Cash

498

(17)

853

     Cash at Beginning of Period

 _  355

     48

          -

     CASH AT END OF PERIOD

$       853

$        31

$        853

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

Since inception the Company has completed private placement offerings of 11,040,050 common shares for $27,012.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the difference between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

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

3.

UNPROVEN MINING CLAIMS

During March 1998, the Company acquired a mineral claim, for $1.00 from a related party, known as “Golden” consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia, Canada.

A physical work program was completed on January 14, 2002 and the claims were renewed on March 16, 2002 for a further year to expire on March 17, 2003 (see Note 6 below).

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors’ and their controlled entities, have acquired 45% of the outstanding common stock and have made no interest, demand loans of $10,910 to the Company, and have made contributions to capital of $3,000 by payment of Company expenses.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

When used in this discussion, the words “believe”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements.   Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof.   The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of factors which affect the Company’s business, in this report, as well as the Company’s periodic reports on Forms 10-KSB and 10-QSB filed with the Securities and Exchange Commission.

Mineral Claims

On March 17, 1998, the “Golden” mineral claim was staked by one of the Company’s directors and, for the sum of $1.00, the Company purchased it from its director and acquired all rights to the minerals on the Golden.  The claim has been maintained in good standing since acquisition.

The Company has performed certain exploration work on the Golden claim during the last four years as follows.

During February 1999, the Company established a geochemical grid on part of its claim in anticipation of undertaking a soil-sampling program.  The base line for the geochemical grid was brushed out and stations were horizontally chained-in every 300 feet.   Chaining was completed using 30 feet intervals and flagged.   The base line for the geochemical grid totaled 2,430 feet.  The grid sampling lines were brushed out with stations horizontally chained-in and flagged every 30 feet, for a distance of 2,910 feet.   The total combined geochemical grid for the base line and grid line was 5,340 feet.   The cost of performing this work was applied against future assessment work on the Golden claim.

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

Market Information

The Company is a reporting company in the United States but presently is deficient in its filing of its Forms 10-KSB and 10-QSB.  The Company hopes to eventually make an application for a quotation on the National Association of Securities Dealers, Inc. “OTC Bulletin Board”.   There is no assurance that such an application will be accepted.

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

Basically, there has been no change in the Company’s financial position since its last fiscal year other than the incurrence of normal operating costs such as accounting, audit and transfer agent’s fees.

During the current period the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 950
Bank charges		21
Edgar filings	ii	(502)
Exploration and filing fees	iii	2,876
Management fees	iv	1,500
Rent	v	900
Telephone	vi	600
Transfer agent’s fees	vii	1,084
Total expenses		$ 7,429

i.

The Company has accrued $500 in fees to its auditors  for the review of this Form 10-QSB.  In addition, the Company has accrued $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this Form 10-QSB.

ii.

The Company over accrued charges to its Edgar filer, RCI Group of Washington, D.C. which was corrected in the current period.  A current charge of $100 has been reflected in the total.

iii.

In early January, the Company undertook an exploration program on the Golden mineral claim for five days.   The above noted expenses include the cost of two individuals, room and board and transportation by snowmobile to the Golden claim.  In addition, the amount shown includes filing the assessment work with the Gold Commission’s office at the Ministry of Mines and Energy for the Province of British Columbia.   This maintained the claim in good standing until March 13, 2003.

iv.

The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so.  Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month.  This amount has been expensed in the current period with the offsetting credit being allocated to “Capital in Excess of Par Value” on the Balance Sheet.   The Company will not, in the future, be responsible for paying either cash or settling this expense by way of shares.

v.

The Company does not incur any rental expense since it used the personal residence of its President.  Similar to management fees, rent expense should be reflected as an operating expense.   Therefore, the Company has accrued $300 per month as an expense with an offsetting credit to “Capital in Excess of Par Value”.

vi.

The Company does not have its own telephone number but uses the telephone number of its President.    Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone with an offsetting entry to “Capital in Excess of Par Value”.

vii.

During the period the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200.  In addition, the Company has accrued certain late charges of interest totaling $94 and reversed, in agreement with the transfer agent, a previous paid invoice in the amount of $210 which was not payable by the Company.

The Company estimates that the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements for twelve months	Current Accounts Payable	Required funds for twelve months

Accounting and audit	1	$ 5,500	$ 8,800	$ 14,300
Bank charges		60	-	60
Exploration expenses	2	2,450	-	2,450
Filing fees	3	760	-	760
Office	4	200	38	238
Transfer agent’s fees	5	1,600	2,568	4,168

Estimated expenses		$ 10,570	$ 11,406	$ 21,976

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

ITEM 3.

 Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a 14(c) and 15d 14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b)

Changes in Internal Controls.

There were not significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

Part 11.

OTHER INFORMATION

ITEM 1.

Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company’s or its mineral claim.   No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.   Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its mineral claim.

ITEM 2.

Changes in Securities.

There have been no changes in securities since the Company’s fiscal year end.   The following table sets forth the name and address, as of the date of this Quarterly Report, and the number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	James Bruce 114 – 2274 Folkestone Way West Vancouver, B.C. Canada, V5A 2W1	2,500,000 (3)	22.64

Common Stock	Raymond Contoli 5887 Whitcomb Place Tsawwasson, British Columbia Canada, V4L 1E2	1,500,000 (3)	13.59

Common Stock	Edward Skoda C.P. 45900 – APDO Postal Box 376 Chapala, Jalisco, Mexico	1,000,000 (3)	9.06

Common Stock	Directors and Officers as a Group	5,000,000	45.29

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

(3)

These shares are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  After these shares have been held for one year, the holders could sell 1% of the outstanding stock in the Company every three months.  Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144.  There are  “stock transfer” instructions placed against these certificates and a legend has been imprinted on each of the stock certificates.

Holders of Common Shares

There are presently 40 shareholders of record including officers and directors.

ITEM 3.

Defaults Upon Senior Securities

No report is required.

ITEM 4.

Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders during this period.

ITEM 5.

Other Information

On December 22, 2003, the present directors resigned and were replaced Messrs. Rene Bernard, Lucien R. Paquette and Kirk R. Reed.  Mr. Bernard was appointed President and Chief Executive Officer and Mr. Paquette was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer.

ITEM 6.

Exhibit and Reports on Form 8-K

The following documents have been included by reference herein:

      1.     Certificate of Incorporation, Articles of Incorporation and By-laws

     1.1   Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on April 2, 1999).

     1.2   Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on April 2, 1999).

     1.3   By laws (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on April 2, 1999).

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BRALORNE MINING COMPANY

(Registrant)

By:     /s/ “Rene Bernard”

      Rene Bernard

Chief Executive Officer,

President and Director

Date:  June 9, 2004

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:     /s/ “Rene Bernard”

Rene Bernard

    Chief Executive Officer

    President and Director

Date:  June 9, 2004

By:   /s/  “Lucien R. Paquette”

   Lucien R. Paquette

Chief Accounting Officer,

Chief Financial Officer

Secretary Treasurer and Director

Date:

June 9, 2004

#