Form 10QSB/A
period 2002-05-31
BRALORNE MINING CO
filed 2004-06-10
CIK 1077637

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

(I.R.S. Employer Identification No.)

1120 Sunnyside Road, Kelowna, British Columbia, Canada, V1Z 2N8

(Address of principal executive offices)

(250) 769-5800

(Issuer’s telephone number)

N/A

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

Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No [ X]

INDEX

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM1.	Financial Statements	3

	Balance Sheet as at May 31, 2002 (with comparative figures as at November 30, 2001)	4

	Statement of Operations For the three and six months ended May 31, 2002 and 2001 and for the period from December 2, 1998 (Date of Inception) to May 31, 2002	5

	Statement of Cash Flows For the six months ended May 31, 2002 and 2001 and For the period from December 2, 1998 (Date of Inception) to May 31, 2002	6

	Notes to the Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	14

PART 11.	OTHER INFORMATION	15

ITEM 1.	Legal Proceedings	15

ITEM 2.	Changes in Securities	15

ITEM 3.	Defaults Upon Senior Securities	16

ITEM 4.	Submission of Matters to a Vote of Security Holders	16

ITEM 5.	Other Information	16

ITEM 6.	Exhibits and Reports on Form 8-K	16

	SIGNATURES	17

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at May 31, 2002 and the statement of operations for the three and six months ended May 31, 2002 and 2001, and statement of cash flow for the six months ended May 31, 2002 and 2001 and for the period from December 2, 1998 (date of incorporation) to May 31, 2002, have been prepared by the Company’s management, in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.

#

THE BRALORNE MINING COMPANY

(A Pre-exploration Stage Company)

BALANCE  SHEET

May 31, 2002 and November 30, 2001

(Unaudited - Prepared by Management)

	May 31,	November 30
	2002	2001
ASSETS

CURRENT ASSETS

Bank	$ 125	$ 355

	$ 125	$ 355

LIABILITIES

Accounts payable – related parties	$ 12,610	$ 6,305
Accounts payable and accrued liabilities	10,388	11,084
	22,998	17,389

STOCKHOLDERS’ EQUITY

Common stock
200,000,000 shares authorized, at $0.001 par
value, 11,040,050 shares issued and outstanding	11,040	11,040

Capital in excess of par value	21,972	15,972

Deficit accumulated during the exploration stage	(55,885)	(44,046)

Total Stockholders’ Deficiency	(22,873)	(17,034)

	$ 125	$ 355

The accompanying notes are an integral part of these unaudited financial statements.

THE BRALORNE MINING COMPANY

(A Pre-exploration Stage Company)

STATEMENT  OF  OPERATIONS

For the three and six months ended May 31, 2002 and 2001,  and for the period from

December 2, 1998 (Date of Inception) to May 31, 2002

(Unaudited  -  Prepared by Management)

	For the Three Months Ended May 31, 2002	For the Three Months Ended May 31, 2001	For the Six Months Ended May 31, 2002	For the Six Months Ended May 31, 2001	From Inception To May 31, 2002

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES	4,410	1,399	11,839	7,283	55,885

NET LOSS	$ (4,410)	$ (1,399)	$ (11,839)	$ (7,283)	$ (55,885)

NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ -	$ -

AVERAGE OUTSTANDING SHARES
Basic	11,040,050	11,040,050	11,040,050	11,040,050

The accompanying notes are an integral part of these unaudited financial statements.

#

THE BRALORNE MINING COMPANY

(A Pre-exploration Stage Company)

STATEMENT  OF  CASH  FLOWS

For the six months ended May 31, 2002 and 2001 and for the period from

December 2, 1998 (Date of Inception) to May 31, 2002

(Unaudited - Prepared by Management)

For the Six

 For the Six

    From

    Months

     Months

Inception

    Ended

     Ended

       To

    May 31,

     May 31,

   May 31,

      2002

       2001

     2002

CASH FLOWS FROM

     OPERATING ACTIVITIES:

     Net loss

 $  (11,839)

$  (7,282)

$   (55,885)

     Adjustments to reconcile net loss to net

        cash provided by operating activities:

          Increase in accounts payable – related parties

6,305

2,460

12,610

          Increase in accounts payable

 (696)

6,162

10,388

          Contribution to capital – expenses

6,000

       -

    6,000

               Net Cash from Operations

_(230)

   340

(26,887)

CASH FLOWS FROM INVESTING

     ACTIVITIES:

          -

          -

            -

CASH FLOWS FROM FINANCING

     ACTIVITIES:

     Proceeds from issuance of common stock

           -

         -

 27,012

     Net Increase in Cash

 (230)

340

125

     Cash at Beginning of Period

 _ 355

     48

          -

     CASH AT END OF PERIOD

$       125

$       388

$        125

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

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors’ and their controlled entities, have acquired 43% of the outstanding common stock and have made no interest, demand loans of $12,610 to the Company, and have made contributions to capital of $6,000 by payment of Company expenses.

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

During the current period the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 1,900
Bank charges		49
Edgar filings	ii	(302)
Exploration and filing fees	iii	2,876
Management fees	iv	3,000
Office		115
Rent	v	1,800
Telephone	vi	1,200
Transfer agent’s fees	vii	1,201
Total expenses		$ 11,839

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

The Company estimates that the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements for twelve months	Current Accounts Payable	Required funds for twelve months

Accounting and audit	1	$ 5,500	$ 7,250	$ 12,750
Bank charges		60	-	60
Exploration expenses	2	2,450	-	2,450
Filing fees	3	760	300	1,060
Office	4	200	153	353
Transfer agent’s fees	5	1,600	2,685	4,285

Estimated expenses		$ 10,570	$ 10,388	$ 20,958

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