Form 10KSB/A
period 2002-11-30
BRALORNE MINING CO
filed 2004-06-10
CIK 1077637

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(X )

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended

November 30, 2002

(  )

TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

     to

Commission file number

0-25707

THE BRALORNE MINING COMPANY

(Name of small business issuer in its charter)

Nevada

91-1948355

(State or other jurisdiction of incorporation or organization)

           (I.R.S. Employer Identification No.)

       1120 Sunnyside Road, Kelowna, B.C., Canada

          V1Z 2N8

(Address of principal executive offices)

         (Zip Code)

Issuer’s telephone number      (250) 769-5800

Securities registered under Section 12(b) of the Exchange Act:

Title of each share

Name of each exchange on which registered

Common Shares with par value of $0.001 per share

N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  [    ]

State issuer’s revenues for its most recent fiscal year.

NIL

State the aggregate market value of the voting or non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.   NIL

State the number of shares outstanding of each of the issuer’s classes of common equity, as at the latest practicable date.

11,040,050 common shares with a par value of $0.001 per share as at December 31, 2003

DOCUMENTS INCORPORATED BY REFERENCE

Refer to Item 6 – Exhibits and Reports on Form 8-K

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

 The Company’s executive offices are located at 114 – 2274 Folkestone Way, West Vancouver, British Columbia, Canada, V7S 2X7 (Tel: 604-926-3829).

The Company’s Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share.   As at November 30, 2002 there were 11,040,050 shares outstanding.

The Company hopes to make an application for a quotation on the National Association of Securities Dealers, Inc. “OTC Bulletin Board” (the “OTCBB”).  This might never happen since the Company might not be able to meet the requirements for a quotation.

Since inception the Company has been engaged in the exploration, and if warranted, the development of its mineral claim.  The Company presently has the mineral rights to the minerals on a  claim named “Golden” located in the Bralorne area of British Columbia, Canada and has performed assessment work sufficient to maintain the Golden in good standing with the Ministry of Mines and Energy for the Province of British Columbia until March 17, 2004.  Refer to work performed as discussed under Item 2 – Description of Property below.

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

The Company will have to adhere to certain governmental regulations regarding mining when, and if, it makes a decision to develop the Golden claim.   At present, there are few, if any, requirements during the exploration stage other than indicated under “Environmental concerns and various governmental regulations regarding the Golden claims” on page xxxx.

The Company does not have any full time employees and the directors and officers devote such time as is required to attend to the affairs of the Company.  Once a major exploration program commences the Company will need the officers to devote more time to the activities of the Company or it will be required to hire consultants to undertake the work.  The only director who devoted time to the Golden claim is Edward Skoda who has since inception performed all the exploration work on the claim.  The amount paid to Mr. Skoda is indicated under Item 10 – Executive Compensation on page 20.

The Company has not delivered its annual reports to its shareholders.  Once it has obtained a quotation on either the OTCBB, which might never happen, it will hold annual general meetings and distribute certain documents, including financial statements, to shareholders of record.

Presently the Company files with the United States Securities and Exchange Commission (the “SEC”) Forms 10-KSB and 10-QSB but is delinquent in its filings.

The public may read and copy any material the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company is an electronic filer and therefore the public can review the Company’s filing on the SEC Internet site that contains reports, proxy, and information statements, and other information regarding the Company.  This information can be obtained by accessing the SEC website address at http://www.sec.gov.

The Company presently does not have an Internet address.

Risk Factors

There are certain risk factors that relate to the exploration of the Golden claims as follows:

1.

Exploration and mining activities on the Golden claim will involve a high degree of risk

Exploration and eventually mining operations generally involve a high degree of risk.  Hazards such as unusual or unexpected formations and other conditions are involved.  The Company may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or which it may not elect to insure.  The payment of such liabilities may have a material, adverse effect on the Company’s results of operations or financial condition, and its ability to continue as a going concern.

2.

Environmental concerns and various governmental regulations regarding the Golden claim

Prior to commencing mining operations on its mining claim, the Company must meet certain environmental requirements.  Compliance with these requirements may prove to be difficult and expensive.  The Province of British Columbia has enacted statutory provisions to protect the Crown’s property.  The primary regulations, or Acts, to which the Company must adhere include the “Timber Harvesting Practices Regulations”, “Mineral Tenure Act”, “Coal Act” and “Forestry Act”.  Each of the former Acts has its own environmental concerns to which the Company must adhere.  The Company might be liable for pollution or other violations if it does not properly comply with the requirements of the various Acts.  Environmental concerns relate to the use and supply of water, the animal life in the area, fish living in the streams, the need to cut timber and removal of soil above the hard rock.  No building or fixtures of any form can be erected without the prior approval of the District Inspector for the Province of British Columbia.  The cost and effect of compliance with these strict environmental requirements are unknown to the Company at this time and cannot be reasonably estimated.  There is no assurance that the Company will have the resources or ability to comply with these Acts.  Failure to comply could have a material adverse effect on the Company’s results of operations, financial condition or ability to continue as a going concern.  The Company is unable to assess what the cost would be to adhere to the various environmental requirements.

3.

Title to the Golden claim might be uncertain

While the Company has obtained the usual industry standard title reports with respect to the Golden claim, this should not be construed as a guarantee of title.  The Golden property may be subject to prior unregistered agreements or transactions or native land claims and title may be affected by undetected defects.  Certain of the units within the claim group may be under dispute and the ultimate resolution of a dispute may result in the loss of all of such property or a reduction in the Company’s interest therein.  It may be the case that unless and until a significant value is established for any mineral rights or claims, any dispute relating to any of the units will not be brought forward or discovered by the Company.

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

7.

Key-man insurance

The Company does not carry an insurance policy for key-man insurance.  Therefore, the departure of Mr. Skoda the only individual having any mining experience on the Board of Directors could have an adverse effect on the Company’s financial condition.

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

(4)

Competitive business conditions and the small business issuer’s competitive position in the industry and methods of competition

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

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies.   Success will largely be dependent on the Company’s ability to attract talent from the mining field.  There is no assurance the Company’s mineral expansion plans will be realized.

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

(8)

Governmental approvals

Refer to Risk Factor 2.

(9)

Effect of existing or probable governmental regulations on the Company’s exploration activities.

Refer to Risk Factor 2.

(10)

Estimates of amounts spent in the last two fiscal years on research and development activities

The Company has not spent any money during the last two fiscal years on research and development activities.

(11)

Cost and effects of compliance with environmental laws

Presently during the exploration stage, the Company will not incur any cost related to compliance with environmental laws.   Once a decision is made to undertake a drilling program which will require the removal of trees and overburden; the Company will have to adhere to various Acts legislated in the Province of British Columbia – refer to Risk Factor 2.

All dollar amounts shown in this document are stated in US dollars unless otherwise noted.

ITEM 2. DESCRIPTION OF PROPERTY

The Golden claim consisted originally of one 18 metric claim unit situated within the Bridge River gold camp near the town of Gold Bridge, 113 miles north of Vancouver, British Columbia, Canada.  The mineral rights to the Golden claim are 100 percent owned by the Company; having acquired it from a director in 1998 for the sum of $1.00.   Original the Company became a registered extra-provincial company in the Province of British Columbia in order that it could hold a Free Miner’s License in its own name and register the Golden claim in the name of the Company.  In March 2003, the Company, due to a lack of funds, had the Golden registered in the name of Edward Skoda, a director of the Company, since he held a Free Miner’s License.   He has issued a Bill of Sale Absolute which in effect transfer full ownership to the Company.  This procedure was transacted since under the Mineral Tenure Act of British Columbia, a mineral property can only be recorded in the name of an individual or company if they hold a Free Miner’s License.

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

a.

Location of Golden Claim

The geographical centre of the Golden claim is given by the U.T.M. coordinates 513100E, 5634300N (Lat. 50°51'45"N, Long. 122°48'50"W) on N.T.S. mapsheet 92J/15. The town of Gold Bridge can be accessed by an all weather gravel road (highway #40B) from Lillooet or via the Hurley River forestry road from Pemberton. Access to the north end of the claim is gained by following the logging road east of Gold Bridge for four kilometres on the south side of Carpenter Lake. Turn south from the junction at this point and follow the road leading to McDonald Lake (2.5 miles) for access to the east side of the Golden claim.

The property is situated at the northwest end of the Bendor Range within the Coast Mountains where steeply forested northwest facing slopes range from 2,200 feet to 4,000 feet in elevation. The winters are cold with generally high snowfall accumulations and summers are hot and dry.

b.

History of the Bralorne Mining Area

The history of the area surrounding the Golden claim is that of an active area in exploration and mining of gold and other precious metals.  The first occurrence of gold in the Bridge River area was recorded in 1863, when Chinese prospectors found placer deposits in the Bridge River.  In 1896, the first Lode claims were located on sub-outcropping quartz fissure veins.   Subsequent discoveries continued until larger U.S. and Canadian interests began to gain control of the fragmented mining properties during the 1920’s.

Most production from the camp came from the Bralorne and Pioneer mines which saw production levels peak during the 1930’s and 40’s.  In 1959, with reserves depleted and closure imminent, Pioneer Gold Mines amalgamated with Bralorne mines.   By 1971 Bralorne mines suspended operations due to the high costs of mining at increasing depths.  Combined the Bralorne and Pioneer mines produced more gold than any other mine in British Columbia’s history.   During the period 1900-1971 production totaled 4,154,119 ounces of gold and 950,510 ounces of silver from 7,931,000 tons of ore averaging 0.53 ounces/ton recovered gold.

Of the over 73 documented mineral occurrences in the camp only five have achieved production.  Production figures for these mines are listed below:

Mine	Tonnes	Gold (kg)	Silver (kg)	Copper (kg)	Lead (kg)	Zinc (kg)

Congress	943	2.5	1.3	38	-	-

Wayside	36,977	166.0	26.0	-	-	-

Minto	79,073	546.0	1,573.0	9,673	56,435	-

Pioneer	2,240,552	41,475.0	7,611.0	-	59	139

Bralorne	4,954,473	87,759.0	21,969.0	-	157	-

During early exploration of the Bridge River camp a number of small vein showings were worked along the south shore of Carpenter Lake.   Small-scale production of silver-gold-antimony ores was achieved in the 1930’s and 40’s from Kelvin, Olympic and Reliance occurrences.    At approximately the same period major development work took place on the BRX property.   The property includes a large block of reverted crown granted claims and some modified claims covering 1,068 hectares and six major concessions (Golden Gate, Arizona, Ural, Gloria Kitty, Whynot and California).   Over 16,200 feet of diamond drilling and 27,000 feet of underground development have been completed on the BRX property primarily on the Arizona, Ural and California vein systems.  The only recorded production was from the Arizona Mine which produced 467 grams of gold and 311 grams of silver from 4,343 tons of ore in 1938.

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

Assay:

method used to test the composition of a mineral sample – expressed in “ounces per ton” or “parts per million”.

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

Sediments:

solid fragmental material that originates from weathering of rocks and is transported or deposited by air, water or ice or that accumulates by other natural agents, such as chemical precipitation from solutions or secretion by organisms, and forms in layers on the Earth’s surface at ordinary temperatures in a loose, unconsolidated form.

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

e.

The Company’s Main Product

The Company’s primary product will be the sale of minerals, both precious and commercial.  No minerals have been found to exist on the Golden claim and therefore the possibilities of obtaining a cash flow from the sale of minerals in the future might be remote.

f.

The Company’s Exploration Facilities

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

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which the Golden claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended November 30, 2002.

   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

During the past year, there has been no established trading market for the Company’s common stock since the Company is not registered for trading on any quotation system or stock market.

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company was incorporated on December 2, 1998 under the laws of the State of Nevada.  The Company’s Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share.   As at November 30, 2002, there were 11,040,050 shares outstanding.  The Company is an exploration stage company. There is no assurance that ore reserves exist in the Golden claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

Liquidity and Capital Resources

As at November 30, 2002, the Company had no assets, and $27,658 in liabilities.   The liabilities of $27,658 are amounts accrued for transfer agent, audit, accounting and other payables of $14,613 and amounts due to related parties of $13,045.  Included in the accounts payable is a bank overdraft of $9.

During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 5,200
Bank charges		83
Edgar filings	ii	198
Exploration and filing fees	iii	2,876
Management fees	iv	6,000
Office		169
Rent	v	3,600
Telephone	vi	2,400
Transfer agent’s fees	vii	2,098
Total expenses		$ 22,624

i.

The Company accrues $500 in fees to its auditors, Madsen & Associates, CPA’s Inc. for the review of its Form 10-QSBs and $1,600 for the examination of the Form 10-KSB.  In addition, the Company has accrued $450 each for its various Form 10-QSBs and $750 for this Form 10-KSB in order that the accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10-QSBs and 10-KSB.

ii.

The Company has incurred certain expenses during the year for filing its various Forms 10-KSB and 10-QSB with the SEC.  During the prior year, no accrual was made and therefore it was corrected in the current year.  In addition, an over-accrual was reversed during the current year.  The normal expense for filing the various Forms is approximately $500 per year.

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

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements for twelve months	Current Accounts Payable	Required funds for twelve months

Accounting and audit	1	$ 5,500	$ 11,350	$ 16,850
Bank charges		80	-	80
Exploration expenses	2	2,000	-	2,000
Filing fees	3	760	-	760
Office	4	200	117	317
Transfer agent’s fees	5	1,600	3,146	4,746

Estimated expenses		$ 10,140	$ 14,613	$ 24,753

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash orientated.

1.

Accounting and auditing expense has been projected as follows:

Filing	Accountant	Auditors	Total

Form 10-QSB – Feb. 28, 2003	$ 450	$ 500	$ 950
Form 10-QSB – May 30, 2003	450	500	950
Form 10-QSB – Aug. 30, 2003	450	500	950
Form 10-KSB – Nov. 30, 2003	750	1,900	2,650
	$ 2,100	$ 3,400	$ 5,500

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

4.

Relates to photocopying and faxing based on prior year’s actual charges.  In addition, the bank overdraft of $9 has been included in the accounts payable.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this Form 10-KSB/A.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm’s reports for the period from inception to November 30, 2002 did not contain any adverse opinions or disclaimers, nor were there any disagreements between management and the Company’s accountants.

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

Name	Age	Position Held	Term as Director Since

James Bruce	74	President and Director	1998

Raymond Contoli	64	Secretary Treasurer and Director	1998

Edward Skoda	54	Director	1998

Each director of the Company serves for a term of one year and until his successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders.   Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company’s executive officers and directors.

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

RAYMOND CONTOLI has been the Secretary Treasurer and a Director of the Company since its inception.  Upon graduation from high school Mr. Contoli worked with his father in the family jewelry business until the untimely death of his father.  After managing the business for a number of years, Mr. Contoli’s son has entered into partnership with him.  Mr. Contoli has acquired shares of various public companies over the years but has not been a director or officer of a public company until serving on the Board of the Company.

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

(iii)

experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities;

(iv)

an understanding of internal controls and procedures for financial reporting; and

(v)

an understanding of audit committee functions.

Section 16 (a) Beneficial Ownership Reporting Compliance

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  Other than those disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at November 30, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Report Filed

James Bruce	President and Director	Form 3 – November 4, 2002

Raymond Contoli	Secretary Treasurer and Director	Form 3 – November 5, 2002

Edward Skoda	Director	Form 3 – November 4, 2002

Code of Ethics

Under Section 406 of the Sarbanes-Oxley Act of 2002, the Company is required to disclose annually whether it has adopted a code of ethics for the Company’s principal executive officer and senior financial officers, and, if not, why not.

The Board of Directors has not yet adopted a code of ethics as at November 30, 2002 since it is not required to do so until its annual report for the fiscal year ending November 30, 2003.

The code of ethics is defined as standards that are reasonably necessary to deter wrongdoing and to promote:

¦

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

¦

full, fair, accurate, timely and understandable disclosure in reports and documents that a company submits to the SEC and in other public communications made by the Company;

¦

compliance with applicable governmental laws, rules and regulations;

¦

the prompt internal reporting code of violations to the appropriate person or persons identified in the code; and

¦

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

The following table sets forth compensation paid or accrued by the Company for the last three years ended January 31, 2003:

Summary Compensation Table (2000, 2001 and 2002)

       Long Term Compensation (US Dollars)

                                         Annual Compensation

            Awards

                Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other Annual Comp. ($)	Restricted Stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen- sation ($)

James Bruce President, and Director	2000 2001 2002	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Raymond Contoli Secretary Treasurer and Director	2000 2001 2002	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Edward Skoda Director	2000 2001 2002	1,000 850 1,200	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

Market information

There are no market or markets in which the Company’s common stock is either quoted or traded.   There are no outstanding stock options or warrants to purchase, or securities convertible into common shares of the Company.

The number of shares subject to Rule 144 are 5,000,000 common shares; all held by the directors and executive officers of the Company.

There are no shares being publicly offered by the Company pursuant to an employee benefit plan or dividend reinvestment plan.

Since inception, no cash or stock dividends have been declared by the Board of Directors.

The following table sets forth as at November 30, 2002, the name and address and the number of shares of the Company’s common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership (2)	Percent of Class

JAMES BRUCE 114-2274 Folkestone Way West Vancouver, B.C. Canada, V5A 2W1	Direct	2,500,000	22.64%

RAYMOND CONTOLI 5887 Whitcomb Place Tsawwasson, B. C. Canada, V4L 1E2	Direct	1,500,000	13.59%

EDWARD SKODA APDO Postal 376 Chapala, Jalisco Mexico, CP 45900	Direct	1,000,000	9.06%

All Officers and Directors as a Group ( 3 persons )	Direct	5,000,000	45.29%

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

In this section, the term “beneficial owner” of the above noted securities means:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a) (1) Financial Statements

The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates, CPA’s Inc. Certified Public Accountants	27

Balance Sheet as at November 30, 2002	28

Statement of Operations for the Years Ended November 30, 2002 and 2001 and the Period December 2, 1998 (Date of Inception) to November 30, 2002	29

Statement of Changes in Stockholders' Equity for the Period December 2,
1998 (Date of Inception) to November 30, 2002	30

Statement of Cash Flows for the Years Ended November 30, 2002 and 2001 and the Period December 2, 1998 (Date of Inception) to November 30, 2002	31

Notes to the Financial Statements	32

Exhibits, Reports on Form 8-K and Section 14 of The Securities Act of 1934, as amended, included herein by reference:

Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB12G filed on April 2, 1999)

Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB12G filed on April 2, 1999)

By laws (incorporated by reference from the Company’s Registration Statement on Form 10-SB12G filed on April 2, 1999)

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate fees billed for each of the last two fiscal years ended November 30, 2002 and 2001 for professional services  for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-KSB and Forms 10-QSB was $6,200 which represents services that are normally provided by the Company’s auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)

Audit-Related Fees

The Company’s principal accountants examined the financial statements for the fiscal years ended November 30, 2002 and 2001 and rendered an opinion thereon.   In addition, the principal accountants reviewed the interim financial statements on Form 10-QSB prior to their being submitted on Edgar to the SEC.

(3)

Tax Fees

The Company’s principal accountants prepared the annual income tax forms for submission to Internal Revenue.   The charge for this service was included in the audit fees.  No additional charges were incurred.

(4)

All Other Fees

The Company incurred no other fees from its principal accountants.

(5)

Audit Committee’s Pre-approval Policy

Members of the audit committee are fully aware that the principal accountant charges $1,600 for examination of the year-end financial statements and $500 for the review of the interim financial statements on Form 10-QSB.

(6)

Work performed other than by the principal accountant’s full-time, permanent employees

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

      Chief Executive Officer,

      President and Director

Date:  June 9, 2004

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:     /s/ “Rene Bernard”

Rene Bernard

      Chief Executive Officer

      President and Director

Date:  June 9, 2004

By:   /s/  “Lucien R. Paquette”

   Lucien R. Paquette

Chief Accounting Officer,

Chief Financial Officer

Secretary Treasurer and Director

Date:

June 9, 2004

MADSEN & ASSOCIATES, CPA,s  INC.

684 East Vine St   #3

Certified Public Accountants and Business Consultants

Murray, Utah  84107

Member SEC Practice Section of the AICPA

Telephone 801-268-2632

Fax 801-262-3978

Board of Directors

The Bralorne Mining Company

Vancouver B.C. Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of The Bralorne Mining Company  (pre-exploration stage company)   at November 30, 2002   and the statements of operations,  stockholders' equity, and cash flows for the years ended November 30, 2002 and 2001 and the period December 2, 1998 (date of inception)  to November 30, 2002. These financial  statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all  financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bralorne Mining Company  at November 30, 2002   and the statements of operations,  stockholders' equity, and cash flows for the years ended November 30, 2002 and 2001 and the period December 2, 1998 (date of inception)  to November 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company   will need additional  working capital  for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

February 10, 2004                                            s\Madsen & Associates, CPA,s Inc.

THE BRALORNE MINING COMPANY

(Pre-Exploration Stage Company)

BALANCE SHEET

  November 30, 2002

ASSETS

CURRENT ASSETS

Cash

$       -

     Total Current Assets

$       -

LIABILITIES AND STOCKHOLDERS' EQUITY (deficiency)

CURRENT LIABILITIES

    Accounts payable - related parties

$ 13,045

Accounts payable

 14,613

Total Current Liabilities

            27,658

STOCKHOLDERS' DEFICIENCY

   Common stock

        200,000,000 shares authorized, at $0.001 par  value;

       11,040,050 shares issued and outstanding

      11,040

   Capital in excess of par value

27,972

Deficit accumulated during the pre-exploration stage

(66,670)

Total Stockholders' Deficiency

 (27,658)

$            -

                   The accompanying notes are an integral part of these financial statements.

THE BRALORNE MINING COMPANY

(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the Years Ended November 30, 2002 and 2001 and the

Period  December 2, 1998 (date of inception) to November 30, 2002

Nov 30,

Nov 30,

Dec 2, 1998 to

2002

2001

Nov 30, 2002

REVENUE

$        -

$       -

$         -

EXPENSES

22,624

 8,388

66,670

NET LOS

$ (22,624)

$ (8,388)

$ (66,670)

NET LOSS PER COMMON SHARE

Basic and diluted

$   __  -

$  __  -

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

Issuance of common stock for cash

5,000,000

5,000

-

-

   at $ .001 - January 15,  1999

Issuance of common stock for cash

    at $ .002 - January 26, 1999

6,000,000

6,000

6,000

-

Issuance of common stock for cash

    at $ .25 - February 5, 1999

40,050

40

9,972

-

Net operating loss for the period

December 2, 1998  to November 30, 1999

-

-

-

(27,887)

Net operating loss for the year

   ended November 30, 2000

-

-

-

(7,771)

Net operating loss for the year

   ended November 30, 2001

-

-

-

(8,388)

Balance November 30,  2001

11,040,050

11,040

15,972

(44,046)

Contributions to capital - expenses

-

-

12,000

-

Net operating loss for the year

 ended November 30,  2002

-

-

-

(22,624)

Balance November 30, 2002

11,040,050

$ 11,040

$ 27,972

$ (66,670)

                                             The accompanying notes are an integral part of these financial statements.

THE BRALORNE MINING COMPANY

(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended November 30, 2002 and 2001 and the

Period  December 2, 1998 (date of inception) to November 30, 2002

Nov 30,

Nov 30,

Dec 2, 1998 to

2002

2001

               Nov 30, 2002

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$(22,624)

$ (8,388)

$  (66,670)

Adjustments to reconcile net loss to

net cash provided by operating

activities

             Change in accounts payable

10,269

8,695

27,658

             Contributions to capital - expenses

12,000

-

12,000

_____

_____

______

Net Cash Used in Operations

   (355)

  307

(27,012)

CASH FLOWS FROM INVESTING

ACTIVITIES

     -

      -

      -

CASH FLOWS FROM FINANCING

ACTIVITIES

       Proceeds from issuance of common stock

     -

     -

 27,012

Net Increase  in Cash

(355)

 307

-

Cash at Beginning of Period

 355

   48

   -

Cash at End of Period

$     -

$   355

$     -

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On November 30, 2002, the Company had a net operating loss available for carry forward of  $66,670. The income tax benefit of approximately $20,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.  The loss carryover will  expire starting in  2019 through 2023.

Revenue Recognition

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

NOTES TO FINANCIAL STATEMENTS (Continued)

November 30, 2002

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the  exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

THE BRALORNE MINING COMPANY

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

November 30, 2002

3.  PURCHASE OF A MINERAL CLAIM

During February, 1999 the Company acquired a mineral claim, for $1.00 from a related party, known as AGolden@ consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia and has an expiration date of  March 17, 2003. The claim may be extended for one year by the payment of  $1,980cn.

The Company has not established the existence of a commercially minable  ore deposit and therefore all expenses for acquisition and exploration have been expensed.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities  have acquired 45% of the outstanding  common stock, and made no interest, demand loans to the Company of $13,045, and have made contributions to capital of $12,000 by payment of Company expenses.

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

#