Form 10QSB/A
period 2003-02-28
BRALORNE MINING CO
filed 2004-06-10
CIK 1077637

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

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at February 28, 2003 and the statement of operations and statement of cash flow for the three months ended February 28, 2003 and 2002 and for the period from December 2, 1998 (date of incorporation) to February 28, 2003, have been prepared by the Company’s management, in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2003 are not necessarily indicative of the results that can be expected for the year ending November 30, 2003.

#

THE BRALORNE MINING COMPANY

(A Pre-exploration Stage Company)

BALANCE  SHEET

February 28, 2003 and November 30, 2002

(Unaudited - Prepared by Management)

	February 28,	November 30,
	2003	2002

LIABILITIES

Accounts payable – related parties	$ 13,305	$ 13,045
Accounts payable and accrued liabilities	17,563	14,613
	30,868	27,658

STOCKHOLDERS’ EQUITY

Common stock
200,000,000 shares authorized, at $0.001 par
value, 11,040,050 shares issued and outstanding	11,040	11,040

Capital in excess of par value	30,972	27,972

Deficit accumulated during the exploration stage	(72,880)	(66,670)

Total Stockholders’ Deficiency	(30,868)	(27,658)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

#

THE BRALORNE MINING COMPANY

(A Pre-exploration Stage Company)

STATEMENT  OF  OPERATIONS

For the three months ended February 28, 2003 and 2002, and for the period from

December 2, 1998 (Date of Inception) to February 28, 2003

(Unaudited  -  Prepared by Management)

	For the Three Months Ended February 28, 2003	For the Three Months Ended February 28, 2002	From Inception To February 28, 2003

REVENUES	$ -	$ -	$ -

EXPENSES	6,210	7,429	72,880

NET LOSS	$ (6,210)	$ (7,429)	$ (72,880)

NET LOSS PER COMMON SHARE
Basic	$ -	$ -

AVERAGE OUTSTANDING SHARES
Basic	11,040,050	11,040,050

The accompanying notes are an integral part of these unaudited financial statements.

#

THE BRALORNE MINING COMPANY

(A Pre-exploration Stage Company)

STATEMENT  OF  CASH  FLOWS

For the three months ended February 28, 2003 and 2002 and for the period from

December 2, 1998 (Date of Inception) to February 28, 2003

(Unaudited - Prepared by Management)

For the Three

 For the Three

   From

    Months

     Months

Inception

    Ended

     Ended

      To

February 28,

 February 28,

February 28,

      2003

       2002

     2003

CASH FLOWS FROM

     OPERATING ACTIVITIES:

     Net loss

 $  (6,210)

$  (7,429)

$   (72,880)

     Adjustments to reconcile net loss to net

        cash provided by operating activities:

          Increase in accounts payable – related parties

 260

4,605

13,305

          Increase in accounts payable

2,950

322

17,563

          Contribution to capital – expenses

3,000

 3,000

   15,000

               Net Cash from Operations

_ __-

498

(27,012)

CASH FLOWS FROM INVESTING

     ACTIVITIES:

          -

          -

            -

CASH FLOWS FROM FINANCING

     ACTIVITIES:

     Proceeds from issuance of common stock

           -

         -

 27,012

     Net Increase in Cash

  -

498

  -

     Cash at Beginning of Period

 _  __-

   355

          -

     CASH AT END OF PERIOD

$           -

$       853

$            -

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

Financial Instruments

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their standard fair values.

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

#

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

#

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

During three months ended February 20, 2003, the Company incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 1,650
Bank charges		(10)
Edgar filings	ii	100
Management fees	iii	1,500
Office		50
Rent	iv	900
Telephone	v	600
Transfer agent’s fees	vi	1,420
Total expenses		$ 6,210

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

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements for twelve months	Current Accounts Payable	Required funds for twelve months

Accounting and audit	1	$ 5,500	$ 13,100	$ 18,600
Exploration expenses	2	1,300	-	1,300
Filing fees	3	760	-	760
Office	4	200	156	356
Transfer agent’s fees	5	1,700	4,307	6,007

Estimated expenses		$ 9,460	$ 17,563	$ 27,023

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

(b)

Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

(3)

These shares are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  After these shares have been held for one year, the holders could sell 1% of the outstanding stock in the Company every three months.  Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144.  There are  “stock transfer” instructions placed against these certificate and a legend has been imprinted on each of the stock certificates.

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