Form 10QSB/A
period 2003-05-31
BRALORNE MINING CO
filed 2004-06-10
CIK 1077637

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

           (I.R.S. Employer Identification No.)

1120 Sunnyside Road, Kelowna British Columbia, Canada, ViZ 2N8

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

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [X]

INDEX

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM1.	Financial Statements	3

	Balance Sheet as at May 31, 2003 (with comparative figures as at November 30, 2002)	4

	Statement of Operations For the three and six months ended May 31, 2003 and 2002 and for the period from December 2, 1998 (Date of Inception) to May 31, 2003	5

	Statement of Cash Flows For the six months ended May 31, 2003 and 2002 and for the period from December 2, 1998 (Date of Inception) to May 31, 2003	6

	Notes to the Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	14

PART 11.	OTHER INFORMATION	14

ITEM 1.	Legal Proceedings	14

ITEM 2.	Changes in Securities	15

ITEM 3.	Defaults Upon Senior Securities	15

ITEM 4.	Submission of Matters to a Vote of Security Holders	16

ITEM 5.	Other Information	16

ITEM 6.	Exhibits and Reports on Form 8-K	16

	SIGNATURES	17

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at May 31, 2003 and the statement of operations  for the three and six months ended May 31, 2003 and 2002 and statement of cash flow for the six months ended May 31, 2003 and 2002 and for the period from December 2, 1998 (date of incorporation) to May 31, 2003, have been prepared by the Company’s management, in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2003 are not necessarily indicative of the results that can be expected for the year ending November 30, 2003.

#

THE BRALORNE MINING COMPANY

(A Pre-Exploration Stage Company)

BALANCE  SHEET

May 31, 2003 and November 30, 2002

(Unaudited - Prepared by Management)

	May 31,	November 30,
	2003	2002

LIABILITIES

Accounts payable – related parties	$ 13,305	$ 13,045
Accounts payable and accrued liabilities	19,150	14,613
	32,455	27,658

STOCKHOLDERS’ EQUITY

Common stock
200,000,000 shares authorized, at $0.001 par
value, 11,040,050 shares issued and outstanding	11,040	11,040

Capital in excess of par value	33,972	27,972

Deficit accumulated during the exploration stage	(77,467)	(66,670)

Total Stockholders’ Deficiency	(32,455)	(27,658)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

THE BRALORNE MINING COMPANY

(A Pre-exploration Stage Company)

STATEMENT  OF  OPERATIONS

For the three and six months ended May 31, 2003 and 2002, and for the period from

December 2, 1998 (Date of Inception) to May 31, 2003

(Unaudited  -  Prepared by Management)

	For the Three Months Ended May 31, 2003	For the Three Months Ended May 31, 2002	For the Six Months Ended May 31, 2003	For the Six Months Ended May 31, 2002	From Inception To May 31, 2003

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES	4,587	4,410	10,797	11,839	77,467

NET LOSS	$ (4,587)	$ (4,410)	$ (10,797)	$ (11,839)	$ (77,467)

NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ -	$ -

AVERAGE OUTSTANDING SHARES
Basic	11,040,050	11,040,050	11,040,050	11,040,050

The accompanying notes are an integral part of these unaudited financial statements.

#

THE BRALORNE MINING COMPANY

(A Pre-exploration Stage Company)

STATEMENT  OF  CASH  FLOWS

For the six months ended May 31, 2003 and 2002 and for the period from

December 2, 1998 (Date of Inception) to May 31, 2003

(Unaudited - Prepared by Management)

For the Six

 For the Six

    From

    Months

     Months

Inception

    Ended

     Ended

       To

    May 31,

     May 31,

   May 31,

      2003

       2002

     2003

CASH FLOWS FROM

     OPERATING ACTIVITIES:

     Net loss

 $  (10,797)

$  (11,839)

$   (77,467)

     Adjustments to reconcile net loss to net

        cash provided by operating activities:

          Increase in accounts payable – related parties

260

6,305

13,305

          Increase in accounts payable

 4,537

 (696)

19,150

          Contribution to capital – expenses

6,000

 6,000

   18,000

               Net Cash from Operations

_    -

  (230)

(27,012)

CASH FLOWS FROM INVESTING

     ACTIVITIES:

          -

          -

            -

CASH FLOWS FROM FINANCING

     ACTIVITIES:

     Proceeds from issuance of common stock

           -

         -

 27,012

     Net Increase in Cash

     -

(230)

-

     Cash at Beginning of Period

 _   -

   355

          -

     CASH AT END OF PERIOD

$         -

$       125

$          -

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

Unproven Mineral Claims

On March 17, 1998, the “Golden” mineral claim was staked by one of the Company’s directors and , for the sum of $1.00, the Company purchased it from its director and acquired all rights to the minerals on the Golden; except for coal.  The claim has been maintained in good standing since acquisition except that in March 2003 the Company allowed 9 units out of the original 18 units to lapse.   The Company has no further interest in the mineral rights to the 9 units which lapsed.   The balance of the 9 units are in good standing until March 17, 2004.

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

During three months ended May 31, 2003, the Company incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 1,000
Edgar filings	ii	200
Management fees	iii	1,500
Office		181
Rent	iv	900
Telephone	v	600
Transfer agent’s fees	vi	206
Total expenses		$ 4,587

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

v.

The Company does not have its own telephone number but uses the telephone number of its President.    Similar to management fees and rent, the Company accrues an amount of

$200 per month to represent the charges for telephone, with an offsetting entry to “Capital in Excess of Par Value”.

vi.

Represents charges from the transfer agent, Nevada Agency & Trust Company.  Included in the above amount are miscellaneous charges and late interest charges of $196.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements for twelve months	Current Accounts Payable	Required funds for twelve months

Accounting and audit	1	$ 5,750	$ 14,300	$ 20,050
Exploration expenses	2	1,300	-	1,300
Filing fees	3	1,160	-	1,160
Office	4	200	337	537
Transfer agent’s fees	5	1,700	4,513	6,213

Estimated expenses		$ 10,110	$ 19,150	$ 29,260

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