Form 10QSB/A
period 2003-08-31
BRALORNE MINING CO
filed 2004-06-10
CIK 1077637

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

Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No [X ]

INDEX

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM1.	Financial Statements	3

	Balance Sheet as at August 31, 2003 (with comparative figures as at November 30, 2002)	4

	Statement of Operations For the three and nine months ended August 31, 2003 and 2002 and for the period from December 2, 1998 (Date of Inception) to August 31, 2003	5

	Statement of Cash Flows For the nine months ended August 31, 2003 and 2002 and for the period from December 2, 1998 (Date of Inception) to August 31, 2003	6

	Notes to the Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 2.	Changes in Securities	20

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits and Reports on Form 8-K	22

	SIGNATURES	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at August 31, 2003 and the statement of operations for the three and nine months ended August 31, 2003 and 2002, and statement of cash flow for the nine months ended August 31, 2003 and 2002 and for the period from December 2, 1998 (date of incorporation) to August 31, 2003, have been prepared by the Company’s management, in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2003 are not necessarily indicative of the results that can be expected for the year ending November 30, 2003.

#

THE BRALORNE MINING COMPANY

(A Pre-exploration Stage Company)

BALANCE  SHEET

August 31, 2003 and November 30, 2002

(Unaudited - Prepared by Management)

	August 31	November 30
	2003	2002

LIABILITIES

Accounts payable – related parties	$ 13,305	$ 13,045
Accounts payable and accrued liabilities	20,656	14,613
	33,961	27,658

STOCKHOLDERS’ EQUITY

Common stock
200,000,000 shares authorized, at $0.001 par
value, 11,040,050 shares issued and outstanding	11,040	11,040

Capital in excess of par value	36,972	27,972

Deficit accumulated during the exploration stage	(81,973)	(66,670)

Total Stockholders’ Deficiency	(33,961)	(27,658)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

#

THE BRALORNE MINING COMPANY

(A Pre-exploration Stage Company)

STATEMENT  OF  OPERATIONS

For the three and nine months ended August 31, 2003 and 2002, and for the period from

December 2, 1998 (Date of Inception) to August 31, 2003

(Unaudited  -  Prepared by Management)

	For the Three Months Ended August 31, 2003	For the Three Months Ended August 31, 2002	For the Nine Months Ended August 31, 2003	For the Nine Months Ended August 31, 2002	From Inception To August 31, 2003

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES	4,506	4,645	15,303	16,484	81,973

NET LOSS	$ (4,506)	$ (4,645)	$ (15,303)	$ (16,484)	$ (81,973)

NET LOSS PER COMMON SHARE

Basic	$ -	$ -	$ -	$ -

AVERAGE OUTSTANDING SHARES

Basic	11,040,050	11,040,050	11,040,050	11,040,050

The accompanying notes are an integral part of these unaudited financial statements.

#

THE BRALORNE MINING COMPANY

(A Pre-exploration Stage Company)

STATEMENT  OF  CASH  FLOWS

For the nine months ended August 31, 2003 and 2002 and for the period from

December 2, 1998 (Date of Inception) to August 31, 2003

(Unaudited - Prepared by Management)

For the Nine

 For the Nine

    From

    Months

     Months

Inception

    Ended

     Ended

       To

    Aug 31,

     Aug 31,

   Aug 31,

      2003

       2002

     2003

CASH FLOWS FROM

     OPERATING ACTIVITIES:

     Net loss

 $  (15,303)

$  (16,484)

$   (81,973)

     Adjustments to reconcile net loss to net

        cash provided by operating activities:

          Increase in accounts payable – related parties

260

6,305

13,305

          Increase in accounts payable

 6,043

832

20,656

          Contribution to capital – expenses

9,000

 9,000

   21,000

               Net Cash from Operations

_    -

  (347)

(27,012)

CASH FLOWS FROM INVESTING

     ACTIVITIES:

          -

          -

            -

CASH FLOWS FROM FINANCING

     ACTIVITIES:

     Proceeds from issuance of common stock

           -

         -

 27,012

     Net Increase in Cash

     -

(347)

-

     Cash at Beginning of Period

 _   -

   355

          -

     CASH AT END OF PERIOD

$         -

$         8

$          -

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

(A-Pre-exploration Stage Company)

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

Unproven Mineral Claims

On March 17, 1998, the “Golden” mineral claim was staked by one of the Company’s directors.  On September 15, 1999, for the sum of $1.00, the Company purchased the Golden mineral claim from its director and acquired all rights to the minerals on the claim, except for coal.  The Golden has been maintained in good standing since acquisition, except that in March 2003 the Company allowed 9 units out of the original 18 units to lapse.  The Company has no further interest in the mineral rights to the 9 units which lapsed.  The balance of the 9 units are in good standing until March 17, 2004.

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

During the year to date, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 3,750
Bank charges		(9)
Edgar filings	ii	500
Management fees	iii	4,500
Office	iv	230
Rent	v	2,700
Telephone	vi	1,800
Transfer agent’s fees	vii	1,832
Total expenses		$ 15,303

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

The Company estimates that the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements for twelve months	Current Accounts Payable	Required funds for twelve months

Accounting and audit	1	$ 6,200	$ 14,100	$ 20,300
Bank charges		60	-	60
Exploration expenses	2	1,400	-	1,400
Filing fees	3	1,160	1,500	2,660
Office	4	200	337	537
Transfer agent’s fees	5	1,800	4,719	6,519

Estimated expenses		$ 10,820	$ 20,656	$ 31,476

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

ITEM 5.

Other Information

On December 22, 2003, the present directors resigned and were replaced by Messrs. Rene Bernard, Lucien R. Paquette and Kirk R. Reed.   Mr. Bernard was appointed President and Chief Financial Officer and Mr. Paquette was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer.

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