Form 10KSB/A
period 2003-11-30
BRALORNE MINING CO
filed 2004-06-10
CIK 1077637

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

 The Company’s executive offices are located at 1120 Sunnyside Road, Kelowna, British Columbia, Canada, V1Z 2N8  (Tel: 250-769-5800).

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

The Company will have to adhere to certain governmental regulations regarding mining when, and if, it makes a decision to develop the Golden claim.   At present, there are few, if any, requirements during the exploration stage other than indicated under “Environmental concerns and various governmental regulations regarding the Golden claims” on page 4.

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

During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 6,450
Bank charges		(9)
Edgar filings	ii	800
Exploration and filing fees	iii	1,380
Management fees	iv	6,000
Office		735
Rent	v	3,600
Telephone	vi	2,400
Transfer agent’s fees	vii	2,308
Total expenses		$ 23,664

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

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements for twelve months	Current Accounts Payable	Required funds for twelve months

Accounting and audit	1	$ 7,050	$ 18,600	$ 25,650
Exploration expenses	2	1,380	-	1,380
Filing fees	3	1,300	-	1,300
Office	4	735	842	1,577
Other	5	-	1,380	1,380
Transfer agent’s fees	6	2,308	5,194	7,502

Estimated expenses		$ 12,773	$ 26,016	$ 38,789

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash orientated.

1.

Accounting and auditing expense has been projected as follows:

Filing	Accountant	Auditors	Total

Form 10-QSB – Feb. 28, 2003	$ 750	$ 500	$ 1,250
Form 10-QSB – May 30, 2003	750	500	1,250
Form 10-QSB – Aug. 30, 2003	750	500	1,250
Form 10-KSB – Nov. 30, 2003	1,200	2,100	3,300
	$ 3,450	$ 3,600	$ 7,050

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

5.

The amount owing under “Other” is advances the directors obtained from personal friends to undertake the exploration work on the Golden claim.

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

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm’s reports for the period from inception to November 30, 2003 did not contain any adverse opinions or disclaimers, nor were there any disagreements between management and the Company’s accountants.

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

Name	Age	Position Held	Term as Director Since

James Bruce	75	President and Director	1998

Raymond Contoli	65	Secretary Treasurer and Director	1998

Edward Skoda	55	Director	1998

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

The following table sets forth compensation paid or accrued by the Company for the last three years ended November 30, 2003:

Summary Compensation Table (2001, 2002 and 2003)

       Long Term Compensation (US Dollars)

                                         Annual Compensation

            Awards

                Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other Annual Comp. ($)	Restricted Stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen- sation ($)

James Bruce President, and Director	2001 2002 2003	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Raymond Contoli Secretary Treasurer and Director	2001 2002 2003	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Edward Skoda Director	2001 2002 2003	1,000 1,000 800	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

The following table sets forth as at November 30, 2003, the name and address and the number of shares of the Company’s common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a) (1) Financial Statements

The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates CPA’s Inc., Certified Public Accountants	28

Balance Sheet as at November 30, 2003	29

Statement of Operations for the Years Ended November 30, 2003 and 2002 and the Period December 2, 1998 (Date of Inception) to November 30, 2003	30

Statement of Changes in Stockholders' Equity for the Period December 2,
1998 (Date of Inception) to November 30, 2003	31

Statement of Cash Flows for the Years Ended November 30, 2003 and 2002 and the Period December 2, 1998 (Date of Inception) to November 30, 2003	32

Notes to the Financial Statements	33

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

Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB12G filed on April 2, 1999)

Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB12G filed on April 2, 1999)

By laws (incorporated by reference from the Company’s Registration Statement on Form 10-SB12G filed on April 2, 1999)

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate fees billed for each of the last two fiscal years ended November 30, 2003 and 2002 for professional services  for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-KSB and Forms 10-QSB was $7,200 which represents services that are normally provided by the Company’s auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

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

      Chief Executive Officer,

      President and Director

Date:  June 9, 2004

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:     /s/ “Rene Bernard”

Rene Bernard

      Chief Executive Officer

      President and Director

Date:  June 9, 2004

By:   /s/  “Lucien R. Paquette”

Lucien R. Paquette

Chief Accounting Officer,

Chief Financial Officer

Secretary Treasurer and Director

Date:  June 9, 2004

MADSEN & ASSOCIATES, CPA=s INC.

684 East Vine St . #3

Certified Public Accountants and Business Consultants

Murray, Utah  84107

Member SEC Practice Section of the AICPA

Telephone 801-268-2632

Fax 801-262-3978

Board of Directors

The Bralorne Mining Company

Vancouver B.C. Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of The Bralorne Mining Company  (pre-exploration stage company)   at November 30, 2003   and the statements of operations,  stockholders' equity, and cash flows for the years ended November 30, 2003 and 2002 and the period December 2, 1998 (date of inception)  to November 30, 2003. These financial  statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bralorne Mining Company  at November 30, 2003   and the statements of operations, and cash flows for the years ended November 30, 2003 and 2002 and the period December 2, 1998 (date of inception)  to November 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah

February 10, 2004                                            s\Madsen & Associates, CPA=s  Inc.

THE BRALORNE MINING COMPANY

(Pre-Exploration Stage Company)

BALANCE SHEET

  November 30, 2003

ASSETS

CURRENT ASSETS

Cash

$       -

     Total Current Assets

$       -

LIABILITIES AND STOCKHOLDERS' EQUITY (deficiency)

CURRENT LIABILITIES

    Accounts payable - related parties

$ 13,305

Accounts payable

 26,017

Total Current Liabilities

            39,322

STOCKHOLDERS' DEFICIENCY

   Common stock

        200,000,000 shares authorized, at $0.001 par  value;

       11,040,050 shares issued and outstanding

      11,040

   Capital in excess of par value

39,972

Deficit accumulated during the pre-exploration stage

(90,334)

Total Stockholders' Deficiency

 (39,322)

$             -

                   The accompanying notes are an integral part of these financial statements.

THE BRALORNE MINING COMPANY

(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the Years Ended November 30, 2003 and 2002 and the

Period  December 2, 1998 (date of inception) to November 30, 2003

Nov 30,

Nov 30,

Dec 2, 1998 to

2003

2002

Nov 30, 2003

REVENUES

   $        -

$       -

         $         -

EXPENSES

             23,664

 22,624

90,334

NET LOSS

$ (23,664)

$ (22,624)

$ (90,334)

NET LOSS PER COMMON SHARE

Basic and diluted

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

11,040

27,972

(66,670)

Contributions to capital - expenses

-

-

12,000

-

Net operating loss for the year

   ended November 30, 2003

-

-

-

(23,664)

Balance November 30, 2003

11,040,050

$ 11,040

$ 39,972

$ (90,334)

                                             The accompanying notes are an integral part of these financial statements.

THE BRALORNE MINING COMPANY

(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended November 30, 2003 and 2002 and the

Period  December 2, 1998 (date of inception) to November 30, 2003

Nov 30,

Nov 30,

Dec 2, 1998 to

2003

2002

                 Nov 30, 2003

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$  (23,664)

 $ (22,624)

$  (90,334)

Adjustments to reconcile net loss to

net cash provided by operating activities

             Change in accounts payable

11,664

10,269

39,322

             Contributions to capital - expenses

12,000

 12,000

 24,000

_____

_____

______

Net Cash Used in Operations

        -

  (355)

(27,012)

CASH FLOWS FROM INVESTING

ACTIVITIES

       -

        -

           -

CASH FLOWS FROM FINANCING

ACTIVITIES

       Proceeds from issuance of common stock

     -

     -

 27,012

Net Increase in Cash

-

 (355)

 -

Cash at Beginning of Period

      -

  355

          -

Cash at End of Period

$     -

$      -

$     -

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

On November 30, 2003, the Company had a net operating loss available for carry forward of  $90,334. The income tax benefit of approximately $27,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.  The loss carryover will  expire starting  in 2020 through 2024.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

THE BRALORNE MINING COMPANY

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

November 30, 2003

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

November 30, 2003

3.  PURCHASE OF A MINERAL CLAIM

During February, 1999 the Company acquired a mineral claim, for $1.00 from a related party, known as AGolden@ consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia and has an expiration date of  March 17, 2004. The claim may be extended for one year by the payment of  $1,380.

During  March 2003, the Company started an exploration program on 9 of the 18 units within the claim.  The other 9 units lapsed on March 18, 2003 and the Company has no further interest in them.  The remaining 9  are in good standing until March 17, 2004.

The Company has not established the existence of a commercially minable  ore deposit and therefore all expenses for acquisition and exploration have been expensed.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities  have acquired 45% of the outstanding  common stock, and made no interest, demand loans to the Company of $13,305, and have made contributions to capital of $24,000 by payment of Company expenses.

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