Form 10QSB
period 2004-02-29
BRALORNE MINING CO
filed 2004-06-28
CIK 1077637

19


                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                   For  the  quarterly  period  ended     February  29,  2004
                                                          -------------------

(  )     TRANSITION  REPORT  UNDER  TO  SECTION  13  OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934
                   For  the  transition  period  from      to
                   Commission  file  number     0-25707
                                                -------


                    THE  BRALORNE  MINING  COMPANY
                    ------------------------------
      (Exact  name  of  small business issuer as specified in charter)


        Nevada                                                     91-1948355
        ------                                                     ----------
(State  or  other  jurisdiction  of )                       (I.R.S.  Employer
 incorporation  or  organization                            Identification  No.)

               1120  Sunnyside  Road,  Kelowna,  B.C.  Canada  V1Z  2N8
      ----------------------------------------------------------------------
                    (Address of principal executive offices)

                               (250)  769-5800
                         ---------------------
                      (Issuer's telephone number)

                                        N/A
                                     ---------
          (Former  name, address, and fiscal year, if changed since last report)


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

11,040,050 common shares with a par value of $0.001 per share as at February 29,
--------------------------------------------------------------------------------
                                      2004
                                      ----


Transitional Small Business Disclosure Format (Check one):  Yes [ X]   No [    ]

                                      INDEX






                                                                                       PAGE
                                                                                      NUMBER
                                                                                   ----------
PART 1..    .FINANCIAL INFORMATION

    ITEM1..  FINANCIAL STATEMENTS                                                          3

             Balance Sheet as at February 29, 2004
               (with comparative figures as at November 30, 2003).                         4

             Statement of Operations
                For the three months ended February 29, 2004 and
                February 28, 2003 and for the period from December
                2, 1998 (Date of Inception) to February 29, 2004. .                        5

             Statement of Cash Flows
                For the three months ended February 29, 2004 and
                February 28, 2003 and for the period from December
                2, 1998 (Date of Inception) to February 29, 2004. .                        6

             Notes to the Financial Statements. . .                                        7

    ITEM 2.. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                   10

    ITEM 3.. CONTROLS AND PROCEDURES                                                      18

PART 11. ..  OTHER INFORMATION                                                            18

    ITEM 1.. LEGAL PROCEEDINGS                                                            18

    ITEM 2.. CHANGES IN SECURITIES                                                        18

    ITEM 3.. DEFAULTS UPON SENIOR SECURITIES                                              19

    ITEM 4.. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          19

    ITEM 5.. OTHER INFORMATION                                                            20

    ITEM 6.. EXHIBITS AND REPORTS ON FORM 8-K                                             21

             SIGNATURES . . . . .                                                       22-26

                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at February 29, 2004 and the statement of operations and statement of cash flow for the three months ended February 29, 2004 and February 28, 2003 and for the period from December 2, 1998 (date of incorporation) to February 29, 2004, have been prepared by the Company's management, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 29, 2004 are not necessarily indicative of the results that can be expected for the year ending November 30, 2004.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                                 BALANCE  SHEET

                     February 29, 2004 and November 30, 2003

                      (Unaudited - Prepared by Management)






                                                             FEBRUARY 29,     November 30,
                                                                 2004             2003
                                                            --------------  ----------------
LIABILITIES

      Accounts payable - related parties . . . . . . . . .  $      41,102   $        13,305
      Accounts payable and accrued liabilities . . . . . .          2,980            26,017
                                                            --------------  ----------------
                                                                   44,082            39,322
                                                            --------------  ----------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,040,050 shares issued and outstanding         11,040            11,040

     Capital in excess of par value. . . . . . . . . . . .         42,972            39,972

     Deficit accumulated during the exploration stage. . .        (98,094)          (90,334)
                                                            --------------  ----------------

           Total Stockholders' Deficiency. . . . . . . . .        (44,082)          (39,322)
                                                            --------------  ----------------

                                                            $           -   $             -
                                                            ==============  ================





















     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

  For the three months ended February 29, 2004 and February 28, 2003, and for the period from December 2, 1998 (Date of Inception) to
                           February 29, 2004

                     (Unaudited  -  Prepared by Management)






                               For the        For the
                                Three           Three
                                Months          Months       From Inception
                                Ended           Ended              to
                             February 29,    February 28,     February 29,
                                 2004            2003             2004
                            --------------  --------------  ----------------
REVENUES . . . . . . . . .  $           -   $           -   $             -

EXPENSES . . . . . . . . .          7,760           6,210            98,094
                            --------------  --------------  ----------------

NET LOSS . . . . . . . . .  $      (7,760)  $      (6,210)  $       (98,094)
                            ==============  ==============  ================


NET LOSS PER COMMON SHARE
     Basic . . . . . . . .  $           -   $           -
                            ==============  ==============

AVERAGE OUTSTANDING SHARES
     Basic . . . . . . . .     11,040,050      11,040,050
                            ==============  ==============


















     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

  For the three months ended February 29, 2004 and February 28, 2003 and for the period from December 2, 1998 (Date of Inception) to February 29, 2004
                      (Unaudited - Prepared by Management)






                                                     FOR THE THREE     FOR THE THREE
                                                         MONTHS           MONTHS        FROM INCEPTION
                                                         ENDED             ENDED              TO
                                                      FEB 29, 2004     FEB 28, 2003      FEB 29, 2004
                                                    ----------------  ---------------  ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $        (7,760)  $       (6,210)  $       (98,094)

     Adjustments to reconcile net loss to net cash provided by operating activities:


          Increase in accounts payable - related
               parties . . . . . . . . . . . . . .           27,797              260            41,102
          Increase in accounts payable . . . . . .          (23,037)           2,950             2,980
          Contributed capital - expenses . . . . .            3,000            3,000            27,000
                                                    ----------------  ---------------  ----------------

               Net Cash from Operations. . . . . .                -                -           (27,012)
                                                    ----------------  ---------------  ----------------

CASH FLOWS FROM INVESTING
     ACTIVITIES: . . . . . . . . . . . . . . . . .                -                -                 -
                                                    ----------------  ---------------  ----------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:


     Proceeds from issuance of common
              stock. . . . . . . . . . . . . . . .                -                -            27,012
                                                    ----------------  ---------------  ----------------

     Net Increase in Cash. . . . . . . . . . . . .                -                -                 -

     Cash at Beginning of Period . . . . . . . . .                -                -                 -
                                                    ----------------  ---------------  ----------------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $             -   $            -   $             -
                                                    ================  ===============  ================






     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                February 29, 2004

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

     The Company has completed private placement offerings of 11,040,050 common shares of its capital stock for $27,012.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Accounting Methods
     -------------------

     The Company recognizes income and expenses based on the accrual method of accounting.

     Dividend Policy
     ----------------

     The Company has not yet adopted a policy regarding payment of dividends.

     Income  Taxes
     -------------

     The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such benefits will not be realized.

     On February 29, 2004, the Company had a net operating loss carry forward of $98,094. The income tax benefit of approximately $29,400 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forward will expire in 2024.

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

                                February 29, 2004

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

                                February 29, 2004

                      (Unaudited - Prepared by Management)

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Recent Accounting Pronouncements
     ----------------------------------

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.   UNPROVEN  MINERAL  CLAIM

     During February, 1999, the Company acquired a mineral claim, for $1.00 from a related party, known as "Golden" consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia, Canada.

     During the early part of March 2003, the Company undertook an exploration program on the Golden claim where it applied the money spent to 9 out of 18 mineral claims it previously held. The 9 claims which had no funds spent on them lapsed on March 18, 2003 with the Company having no further interest in them. The remaining 9 claims are in good standing until December 27, 2004.

     The Company has not established the existence of a commercially minable ore deposit and therefore all expenses for acquisition and exploration have been expensed.

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officer-directors' and their controlled entities, have acquired 45% of the outstanding common stock and have made no interest, demand loans of $41,102 to the Company, and have made contributions to capital of $24,000 by payment of Company expenses.

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

Unproven  Mineral  Claims

On March 17, 1998, the "Golden" mineral claim was staked by one of the Company's directors and, for the sum of $1.00, the Company purchased it from its director and acquired all rights to the minerals on the Golden. The claim has been maintained in good standing since acquisition except that in March 2003 the Company allowed 9 units out of the original 18 units to lapse. The Company has no further interest in the mineral rights to the 9 units which lapsed. The balance of the 9 units are in good standing until December 27, 2004.

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

Exploration  activities  relating  to  2003

During the beginning of March 2003, the Company extended the grid on the Golden but decided to allow 9 out of the 18 units to lapse. Management felt the units retained were of interest whereas the other units were in areas which make it difficult to undertake any meaningful exploration work. The Golden claim was in good standing until March 17, 2004.

After the year-end, on February 3, 2004, the Company purchased PAC (Portable Assessment Credits) grants in the amount of $5,397.66 from Richard Billingsley to be used on the Golden Mineral Claim. The PAC grants can be applied to the Golden Claim in lieu of work done on the property. The billable portion of this (30%) plus GST was $1,732.64. Filing fees and anniversary date notice of $369.17 made a total of $2,101.81 payable to Richard Billingsley. The anniversary date of this claim was changed to the common anniversary date of December 27, 2004. The property is in good standing until this date.

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

2. Environmental concerns and various governmental regulations regarding the Golden claim.

     Prior to commencing mining operations on its mining claim, the Company must meet certain environmental requirements. Compliance with these requirements may prove to be difficult and expensive. The Province of British Columbia has enacted statutory provisions to protect the Crown's property. The primary regulations, or Acts, to which the Company must adhere include the "Timber Harvesting Practices Regulations", "Mineral Tenures Act", "Coal Act" and "Forestry Act". Each of the former Acts has its own environmental concerns to which the Company must adhere. The Company might be liable for pollution or other violations if it does not properly comply with the requirements of the various acts. Environmental concerns relate to the use and supply of water, the animal life in the area, fish living in the streams, the need to cut timber and removal of soil above the hard rock. No building or fixtures of any form can be erected without the prior approval of the District Inspector for the Province of British Columbia. The cost and effect of compliance with these strict environmental requirements are unknown to the Company at this time And cannot be reasonably estimated. There is no assurance that the Company will have the resources or ability to continue as a going concern. The Company is unable to assess what the cost would be to adhere to the various environmental requirements.

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

7.   Key-man  insurance

The Company does not carry an insurance policy for key-man insurance. Therefore, the departure of Mr. Skoda, the only individual having any mining experience on the Board of Directors, could have an adverse effect on the Company's financial condition.

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

(2)     Distribution  methods  of  the  product  or  service

     Since the Company has no product or offers no services there are no distribution methods which must be addressed herein.

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

(11)     Cost  and  effects  of  compliance  with  environmental  laws

Presently during the exploration stage, the Company will not incur any cost related to compliance with environmental laws. Once a decision is made to undertake a drilling program which will require the removal of trees and overburden, the Company will have to adhere to various Acts legislated in the Province of British Columbia - refer to Risk Factor 2.

All dollar amounts shown in this document are stated in US dollars unless otherwise noted.

Transfer  agent

The Company, since its inception, has used the services of Nevada Agency & Trust Company in Reno, Nevada as its transfer agent.

Market  information

The Company is a reporting company in the United States. The Company hopes to eventually make an application for a quotation on the National Association of Securities Dealers, Inc. "OTC Bulletin Board". There is no assurance that such an application will be accepted.

Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to finance its activities on the Golden mineral claims. As at February 29, 2004, the Company had no cash and no other assets on its balance sheet. Current liabilities amounted to $44,082 of which approximately $41,102 is owed to a director. The accounts payable of $2,980 are due to the auditors, accountant and the transfer agent. There are no funds available at the present time to pay these liabilities owed to third parties unless the directors supply the funds.

Basically, there has been no change in the Company's financial position since its last fiscal year other than the incurrence of normal operating costs such as accounting, audit and transfer agent's fees.

During three months ended February 29, 2004, the Company incurred the following expenses:





            EXPENDITURE                          AMOUNT
        Accounting and audit. . . . .  i         $1,430
        Edgar filings . . . . . . . .  ii           250
        Exploration expenses. . . . . iii         2,102
        Management fees . . . . . . . iv          1,500
        Office. . . . . . . . . . . .  v           (322)
        Rent. . . . . . . . . . . .   vi            900
        Telephone . . . . . . . . ..  vii           600
        Transfer agent's fees . .  .  viii        1,300
                                                 -------
               Total expenses                   $  7,760
                                                ========




i. The Company accrues $500 in fees to its auditors, Madsen & Associates LLC, for the review of this Form 10-QSB. In addition, the Company accrued $750 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this Form 10-QSB, and $180 was charged for preparation of the 8-K.

ii.  The  Company  will  be  charged  $250 for filing this Form 10-QSB on Edgar.

iii. PAC Grants were purchased from work done on another claim and were applied to the Golden claim to put it in good standing until December 27, 2004.

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

v. Office expenses of $322 from prior periods were written off during this period.

vi. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $300 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

vii. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

viii. In February of each year, the transfer agent, Nevada Agency & Trust Company, charges a fee of $1,200 to act as transfer agent for the forthcoming year. Included in the above amount are late interest charges of $100.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:





                                      Requirements    Current      Required
                                           for        Accounts     funds for
              Expenditures           twelve months    Payable    twelve months
             ---------------------  --------------   ---------   --------------
       Accounting and audit.     1    $   6,650      $   1,680   $      8,330
       Exploration expenses.     2        1,300              -          1,300
       Filing fees . . . . .     3        1,400              -          1,400
       Office. . . . . . . .     4          200              -            200
       Transfer agent's fees     5        1,400          1,300          2,700
                                       ---------     ---------         ------

         Estimated expenses.         $   10,950      $   2,980    $    13,930
                                     ==========      =========      =========





No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash orientated.

1. Presently the Company accrues $750 for its accountant and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB, the Company accrues $1,000 for its accountant to prepare the required working papers and $1,900 for the auditors to examine the year-end financial statements and to render a report thereon.

2. To maintain the Golden claim in good standing the Company will incur a cost of $130 per unit. The number of units comprising the Golden claim is 9 and therefore the minimum cost will be $1,170. With the applicable filing fees paid to the Ministry of Mines and Energy, the total cost is anticipated to be $1,300. The Company will have to either do sufficient exploration work on the Golden claim or pay an equivalent amount of $1,300 as cash-in-lieu to the Ministry to maintain the claim in good standing until December 27, 2005.

3. The Company is charged Edgar filing fees of $350 for the filing of its Form 10-KSB and $250 for each of its Forms 10-QSB. In addition, the State of Nevada charges $300 for filing the List of Directors and Officers each year.

4.   Relates  to  photocopying  and  faxing.

5. Each year the Company is charged a fee of $1,200 by its transfer agent to act on its behalf. In addition, there will be interest accrued on the outstanding balance of approximately $200.

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

     At present, the directors devote time to the affairs of the Company as required. There are no plans to hire any employees at this time. The Company has been using the services of one of its former directors to undertake the exploration work on the Golden claim. The fees paid to this director are at rates normally charged in the industry.

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

ITEM  2.     CHANGES  IN  SECURITIES.

There were no changes in the Company's securities during the period. On December 22, 2003, the present directors resigned, and were replaced by new directors. As at the date of this Quarterly Report, the share holdings of these directors has not changed ownership. The following table sets forth the name and address, as of the date of this Quarterly Report, and the number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.






TITLE OR                         NAME AND ADDRESS OF        NATURE OF         AMOUNT OF          PERCENT OF
CLASS                            BENEFICIAL OWNER (1)       OWNERSHIP  BENEFICIAL OWNERSHIP (2)     CLASS
--------------------------  ------------------------------  ---------  ------------------------  -----------
   Common                   James Bruce                       Direct         2,500,000              22.64%
   Stock.                   114-2274 Folkestone Way
 . . . . . . . . . .        West Vancouver, B.C.
 . . . . . . . . . .        Canada, V5A 2W1

   Common                   Raymond Contoli                   Direct         1,500,000              13.59%
   Stock                    5887 Whitcomb Place
.. . . . . . . . . .         Tsawwassen, B.C.
.. . . . . . . . . . .       Canada, V4L 1E2

   Common                   Edward Skoda                      Direct         1,000,000              9.06%
   Stock                    APDO Postal 376
 . . . . . . . . . .        Chapala, Jalisco
.. . . . . . . . . . .       Mexico, CP 45900

   Common . . . . . . . . . Former Officers and Directors     Direct         5,000,000             45.29%
   Stock. . . . . . . . .   as a Group

   Common                   ReneBernard                       Direct            nil                   0
   Stock                    1120 Sunnyside Road
 . . . . . . . . . .        Kelowna, British Columbia
.. . . . . . . . . . .       Canada, V1Z 2N8

   Common                   Kirk R. Reed                      Direct             nil                  0
   Stock                    135 Douglas Glen Park SE
 . . . . . . . . . .        Calgary, Alberta
.. . . . . . . . . .      .  Canada T2Z 3Z3

   Common                   Lucien R. Paquette                Direct             nil                  0
   Stock                    2001 - 1500 Howe Street
.. . . . . . . . . .         Vancouver, British Columbia
.. . . . . . . . . . .       Canada V6Z 2N1

   Common . . . . . . . . . Directors and Officers as a       Direct             nil                  0
   Stock. . . . . . . . . . Group





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

ITEM  5.     OTHER  INFORMATION

     Not  applicable.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)        Exhibits

     The  following  documents  have  been  included  by  reference  herein:

     1.   Certificate  of  Incorporation,  Articles of Incorporation and By-laws

     1.1 Certificate of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on April 2,
          1999).

     1.2 Articles of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on April 2,
          1999).

     1.3 By laws (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on April 2, 1999).

     99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

     99.2 Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

     99.3 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

     99.4 Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

(b)     Reports  on  Form  8-K

     - Filed on December 23, 2003 and dated December 22, 2003 regarding assignation of directors and appointment of new directors

     - Filed on February 11, 2004 and dated February 4, 2004 regarding change of Bralorne's certifying accountants from Sellers & Andersen LLC to Madsen & Associates CPA's Inc.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             THE BRALORNE MINING COMPANY
                             ---------------------------
                                  (Registrant)




                                       By: /s/ "Rene Bernard"
                                       ----------------------
                                           Rene Bernard
                                      Chief Executive Officer
                                       President and Director

                     Date:



                                       By: /s/ "Lucien Paquette"
                                       -------------------------
                                          Lucien R. Paquette
                                       Chief Accounting Officer
                                       Chief Financial Officer,
                                   Secretary Treasurer and Director

                     Date: