Form 10QSB
period 2004-05-31
BRALORNE MINING CO
filed 2004-10-19
CIK 1077637

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

                             For the quarterly period ended      May 31, 2004
                                                                 ------------

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


        1980 - 1055 West Hastings St., Vancouver, B.C. Canada V6E 2E9
----------------------------------------------------------------------------
                    (Address of principal executive offices)

                               (250) 769-5800
                            ---------------------
                         (Issuer's telephone number)

               1120 Sunnyside Road, Kelowna, B.C. Canada. V1Z 2N8
               ---------------------------------------------------
       (Former  name, address, and fiscal year, if changed since last report)


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

11,040,050 common shares with a par value of $0.001 per share as at May 31, 2004
--------------------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check one):  Yes [ X]   No [    ]

                                      INDEX






                                                                          PAGE
                                                                         NUMBER
                                                                        --------
PART 1. .   .FINANCIAL INFORMATION

    ITEM1. . FINANCIAL STATEMENTS                                            3

             Balance Sheet as at May 31, 2004
               (with comparative figures as at November 30, 2003)            4

             Statement of Operations
                For the three and six months ended May 31, 2004 and
                2003 and for the period from December
                2, 1998 (Date of Inception) to May 31, 2004. . . .           5

             Statement of Cash Flows
                For the six months ended May 31, 2004 and
                2003 and for the period from December
                2, 1998 (Date of Inception) to May 31, 2004. . .             6

             Notes to the Financial Statements .                             7

    ITEM 2. .MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS      10

    ITEM 3. .CONTROLS AND PROCEDURES                                         18

PART 11.. .  OTHER INFORMATION                                               18

    ITEM 1.  LEGAL PROCEEDINGS                                               18

    ITEM 2.  CHANGES IN SECURITIES                                           18

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 18

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             19

    ITEM 5.  OTHER INFORMATION                                               19

    ITEM 6. .EXHIBITS AND REPORTS ON FORM 8-K                                20

             SIGNATURES. . . . . .                                        21-25


                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at May 31, 2004 and the statement of operations for the three and six months ended May 31, 2004 and 2003 and for the period from December 2, 1998 (date of incorporation) to May 31, 2004, and the statement of cash flow for the six months ended May 31, 2004 and 2003 and for the period from December 2, 1998 (date of incorporation) to May 31, 2004, have been prepared by the Company's management, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2004 are not necessarily indicative of the results that can be expected for the year ending November 30, 2004.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                                 BALANCE  SHEET

                       May 31, 2004 and November 30, 2003

                      (Unaudited - Prepared by Management)






                                                               MAY 31,        November 30,
                                                                 2004             2003
                                                            --------------  ----------------
LIABILITIES

      Accounts payable - related parties . . . . . . . . .  $      40,572   $        13,305
      Accounts payable and accrued liabilities . . . . . .          2,784            26,017
                                                                 ---------        ----------
                                                                   43,356            39,322
                                                                 ---------        ----------

STOCKHOLDERS' DEFICIENCY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,040,050 shares issued and outstanding         11,040            11,040

     Capital in excess of par value. . . . . . . . . . . .         45,972            39,972

     Deficit accumulated during the exploration stage. . .       (100,368)          (90,334)
                                                                 ---------        ----------

           Total Stockholders' Deficiency. . . . . . . . .        (43,356)          (39,322)
                                                                  --------        ----------

                                                            $           -   $             -
                                                                 =========         =========





     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

   For the three and six months ended May 31, 2004 and 2003, and for the period from December 2, 1998 (Date of Inception) to May 31, 2004

                     (Unaudited  -  Prepared by Management)






                              FOR THE        FOR THE         FOR THE       FOR THE
                               THREE          THREE            SIX           SIX
                               MONTHS        MONTHS          MONTHS         MONTHS       FROM INCEPTION
                               ENDED          ENDED           ENDED          ENDED              TO
                              MAY 31,        MAY 31,         MAY 31,         MAY 31,         MAY 31,
                                2004          2003            2004            2003             2004
                            ------------  -------------  --------------  -------------  ----------------
REVENUES . . . . . . . . .  $         -   $          -   $           -   $          -   $             -

EXPENSES . . . . . . . . .        2,274          4,587          10,034         10,797           100,368
                            ------------  -------------  --------------  -------------  ----------------

NET LOSS . . . . . . . . .  $    (2,274)  $     (4,587)  $     (10,034)  $    (10,797)  $      (100,368)
                            ============  =============  ==============  =============  ================


NET LOSS PER COMMON SHARE
     Basic . . . . . . . .  $         -   $          -   $           -   $          -
                            ============  =============  ==============  =============

AVERAGE OUTSTANDING SHARES
     Basic . . . . . . . .   11,040,050     11,040,050      11,040,050     11,040,050
                            ============  =============  ==============  =============




     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

     For the six months ended May 31, 2004 and 2003 and for the period from December 2, 1998 (Date of Inception) to May 31, 2004

                      (Unaudited - Prepared by Management)






                                                      FOR THE SIX      FOR THE SIX
                                                         MONTHS           MONTHS       FROM INCEPTION
                                                         ENDED            ENDED              TO
                                                      MAY 31, 2004     MAY 31, 2003     MAY 31, 2004
                                                    ----------------  --------------  ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $       (10,034)  $     (10,797)  $      (100,368)

     Adjustments to reconcile net loss to net cash provided by operating activities:


          Increase in accounts payable - related
               parties . . . . . . . . . . . . . .           27,267             260            40,572
          Increase (decrease) in accounts payable.          (23,233)          4,537             2,784
          Contributed capital - expenses . . . . .            6,000           6,000            30,000
                                                    ----------------  --------------  ----------------

               Net Cash from Operations. . . . . .                -               -           (27,012)
                                                    ----------------  --------------  ----------------

CASH FLOWS FROM INVESTING
     ACTIVITIES: . . . . . . . . . . . . . . . . .                -               -                 -
                                                    ----------------  --------------  ----------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:


     Proceeds from issuance of common
              stock. . . . . . . . . . . . . . . .                -               -            27,012
                                                    ----------------  --------------  ----------------

     Net Increase in Cash. . . . . . . . . . . . .                -               -                 -

     Cash at Beginning of Period . . . . . . . . .                -               -                 -
                                                    ----------------  --------------  ----------------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $             -   $           -   $             -
                                                    ================  ==============  ================






     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  May 31, 2004

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

     On May 31, 2004, the Company had a net operating loss carry forward of $100,368. The income tax benefit of approximately $30,100 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forward will expire in 2024.

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

                                  May 31, 2004

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

                                  May 31, 2004

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

     During the early part of March 2003, the Company undertook an exploration program on the Golden claim where it applied the money spent to 9 out of 18 mineral claims it previously held. The 9 claims which had no funds spent on them lapsed on March 18, 2003 with the Company having no further interest in them. The remaining 9 claims are in good standing until December 26, 2006.

     The Company has not established the existence of a commercially minable ore deposit and therefore all expenses for acquisition and exploration have been expensed.

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officer-directors' and their controlled entities, have acquired 45% of the outstanding common stock and have made no interest, demand loans of $40,572 to the Company, and have made contributions to capital of $30,000 by payment of Company expenses.

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

Unproven  Mineral  Claims

On March 17, 1998, the "Golden" mineral claim was staked by one of the Company's directors and, for the sum of $1.00, the Company purchased it from its director and acquired all rights to the minerals on the Golden. The claim has been maintained in good standing since acquisition except that in March 2003 the Company allowed 9 units out of the original 18 units to lapse. The Company has no further interest in the mineral rights to the 9 units which lapsed. The balance of the 9 units are in good standing until December 26, 2006.

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

After the year-end, on February 3, 2004, the Company purchased PAC (Portable Assessment Credits) grants in the amount of $5,397.66 Cdn from Richard Billingsley to be used on the Golden Mineral Claim. The PAC grants can be applied to the Golden Claim in lieu of work done on the property. The billable portion of this (30%) plus GST was $1,732.64 Cdn. Filing fees and anniversary date notice of $369.17 Cdn made a total of $2,101.81 Cdn payable to Richard
Billingsley. The anniversary date of this claim was changed to the common anniversary date of December 26, 2006. The property is in good standing until this date.

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

(1)  Principal  products  or  services  and  their  market

     The Company does not have any principal product, which in its case would be the production of minerals. The Company offers no services and therefore there is no market for its product and services, which are non-existent. There is the distinct possibility that the Company will never have any minerals extracted from the Golden claims to sell and to earn revenue by rendering some form of service.

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

Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to finance its activities on the Golden mineral claims. As at May 31, 2004, the Company had no cash and no other assets on its balance sheet. Current liabilities amounted to $43,356 of which approximately $40,572 is owed to a director. The accounts payable of $2,784 are due to the auditors, accountant and the transfer agent. There are no funds available at the present time to pay these liabilities owed to third parties unless the directors supply the funds.

Basically, there has been no change in the Company's financial position since its last fiscal year other than the incurrence of normal operating costs such as accounting, audit and transfer agent's fees.

During three months ended May 31, 2004, the Company incurred the following expenses:





             EXPENDITURE                          AMOUNT
       Accounting and audit. . . . .  i         $ 1,000
       Edgar filings . . . . . . .   ii             100
       Exploration expenses. . . .   iii           (530)
       Management fees . . . . . .   iv           1,500
       Rent. . . . . . . . . . . . .  v             900
       Telephone . . . . . . . . . . vi             600
       Transfer agent's fees . . . . vii         (1,296)
                                                --------
               Total expenses                   $  2,274
                                                ========




i. The Company accrues $500 in fees to its auditors, Madsen & Associates LLC, for the review of this Form 10-QSB. In addition, the Company accrued $700 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this Form 10-QSB.

ii. The Company will be charged $100 for filing this Form 10-QSB on Edgar and $100 for the filing of the 8-K filed on July 20, 2004. A write-off of $100 was taken on the accrual at February 29, 2004.

iii. PAC Grants were purchased from work done on another claim and were applied to the Golden claim to put it in good standing until December 27, 2004. The cost of these grants was over-accrued by $530 as at February 29, 2004. The write-off of this amount was taken at May 31, 2004.

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

vii. Transfer agent fees of $1,300 were written off this quarter since the transfer agent credited the Company's account by this amount. A $4 charge is still owing on another account at the same transfer agent.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:





                                    Requirements    Current      Required
                                        for        Accounts     funds for
     Expenditures                  twelve months    Payable   twelve months
---------------------  --------------  ---------  --------------
Accounting and audit.       1       $   6,500    $    2,600   $     9,100
Exploration expenses.       2           1,300             -         1,300
Filing fees . . . . .       3             800           180           980
Office. . . . . . . .       4             200             -           200
Transfer agent's fees       5           1,400             4         1,404
                                      --------     ---------       ------

       Estimated expenses.          $  10,200     $   2,784    $   12,984
                                     ========     =========     =========


No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash orientated.

1. Presently the Company accrues $700 for its accountant and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB, the Company accrues $1,000 for its accountant to prepare the required working papers and $1,900 for the auditors to examine the year-end financial statements and to render a report thereon.

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

3. The Company is charged Edgar filing fees of $200 for the filing of its Form 10-KSB and $100 for each of its Forms 10-QSB. In addition, the State of Nevada charges $300 for filing the List of Directors and Officers each year.

4.   Relates  to  photocopying  and  faxing.

5. Each year the Company is charged a fee of $1,200 by its transfer agent to act on its behalf. In addition, there will be interest accrued on the outstanding balance and other miscellaneous charges of approximately $200. There will be no charges until February 2005, when the next annual fee is charged.

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

     On June 27 and 29, 2004, the above directors and officers resigned from the Company and new directors and officers were appointed.

Subsequent events

     On June 27, 2004, Kirk R. Reed resigned as a director of the Company. On June 29, 2004, Rene Bernard resigned as President, Chief Executive Officer and Director and Lucien R. Paquette resigned as Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director.

     The new directors and officers are: Yenyou Zheng, President and Director, Michael Liu, Secretary Treasurer and Director and Jeffrey Ma, Director. They were appointed on June 29, 2004.

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

1.   Certificate  of  Incorporation,  Articles  of  Incorporation  and  By-laws

1.1 Certificate of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on April 2, 1999).

1.2  Articles  of  Incorporation  (incorporated  by reference from the Company's
     Registration  Statement  on  Form  10-SB  filed  on  April  2,  1999).

1.3 By laws (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on April 2, 1999).

99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

     - Filed on July 20, 2004 and dated June 29, 2004 regarding resignation of officers and appointment of new directors and officers.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             THE BRALORNE MINING COMPANY
                             ---------------------------
                                  (Registrant)


                                       By: /s/ "Yenyou Zheng"
                                       ----------------------
                                          Yenyou Zheng
                                     Chief Executive Officer
                                     President and Director

                                     Date: October 19, 2004



                                       By:/s/ "Michael Liu"
                                       --------------------
                                          Michael Liu
                                     Chief Accounting Officer
                                     Chief Financial Officer,
                                  Secretary Treasurer and Director

                                     Date: October 19, 2004