Form 10QSB
period 2004-08-31
BRALORNE MINING CO
filed 2004-10-28
CIK 1077637

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                                  For the quarterly period ended August 31, 2004
                                  ----------------------------------------------

(  )     TRANSITION  REPORT  UNDER  TO  SECTION  13  OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934
                                  For the transition period from      to
                                  Commission file number     0-25707
                             -------


                             THE BRALORNE MINING COMPANY
                             ---------------------------
             (Exact name of  mall business issuer as specified in charter)


                  Nevada                                        91-1948355
                  ------                                        ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
          or organization)                                  Identification No.)

  1980 - 1055 W. Hastings Street, Vancouver, British Columbia., Canada, V6E 2E9
  -----------------------------------------------------------------------------
                      (Address of principal executive offices)

                                 1-604-782-2198
                                 --------------
                           (Issuer's telephone number)

                                       N/A
           --------------------------------------------------------------------
          (Former name, address, and fiscal year, if changed since last report)

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

11,040,050 common shares with a par value of $0.001 per share as at Aug 31, 2004
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ X]   No [    ]

                                      INDEX






                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
PART 1. . . .    FINANCIAL INFORMATION

        ITEM1.   FINANCIAL STATEMENTS                                                     3

                 Balance Sheet as at August 31, 2004
                    (with comparative figures as at November 30, 2003)                    4

                 Statement of Operations
                     For the three and nine months ended August 31, 2004
                     and 2003 and for the period from December
                     2, 1998 (Date of Inception) to August 31, 2004                       5

                 Statement of Cash Flows
                     For the nine months ended August 31, 2004 and
                     2003 and for the period from December
                     2, 1998 (Date of Inception) to August 31, 2004                       6

                 Notes to the Financial Statements                                        7

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS              10

        ITEM 3.  CONTROLS AND PROCEDURES                                                 18

PART 11.. . . .  OTHER INFORMATION                                                       19

        ITEM 1.  LEGAL PROCEEDINGS                                                       19

        ITEM 2   CHANGES IN SECURITIES                                                   19

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                         19

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     19

        ITEM 5.  OTHER INFORMATION                                                       19

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        20

                 SIGNATURES. ..                                                          21

                         PART 1 - FINANCIAL INFORMATION

                         ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at August 31, 2004 and the statement of operations for the three and nine months ended August 31, 2004 and 2003 and for the period from December 2, 1998 (date of incorporation) to August 31, 2004, and the statement of cash flow for the nine months ended August 31, 2004 and 2003 and for the period from December 2, 1998 (date of incorporation) to August 31, 2004, have been prepared by the Company's management, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2004 are not necessarily indicative of the results that can be expected for the year ending November 30, 2004.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                                 BALANCE  SHEET

                      August 31, 2004 and November 30, 2003

                      (Unaudited - Prepared by Management)





                                                                AUGUST 31,      November 30,
                                                                   2004             2003
                                                               -----------      ------------
LIABILITIES

      Accounts payable - related parties . . . . . . . . .     $   41,972       $    13,305
      Accounts payable and accrued liabilities . . . . . .          2,384            26,017
                                                                 --------         ----------
                                                                   44,356            39,322
                                                                 --------         ----------

STOCKHOLDERS' DEFICIENCY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,040,050 shares issued and outstanding         11,040            11,040

     Capital in excess of par value. . . . . . . . . . . .         48,972            39,972

     Deficit accumulated during the exploration stage. . .       (104,368)          (90,334)
                                                                 --------         ----------

           Total Stockholders' Deficiency. . . . . . . . .        (44,356)          (39,322)
                                                                 --------         ----------

                                                               $        -      $          -
                                                                 ========         ==========




     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

For the three and nine months ended August 31, 2004 and 2003, and for the period
           From December 2, 1998 (Date of Inception) to August 31, 2004

                     (Unaudited  -  Prepared by Management)





                              FOR THE        FOR THE         FOR THE         FOR THE
                               THREE          THREE           NINE            NINE
                               MONTHS         MONTHS          MONTHS          MONTHS       FROM INCEPTION
                               ENDED          ENDED           ENDED           ENDED              TO
                              AUG 31,        AUG 31,         AUG. 31,        AUG. 31,          AUG 31,
                               2004           2003             2004           2003             2004
                             --------      ---------        ----------      ---------      --------------
REVENUES . . . . . . . . .   $      -     $       -      $        -       $       -        $        -

EXPENSES . . . . . . . . .      4,000         4,506          14,034          15,303           104,368
                              -------       -------        --------        --------          ---------

NET LOSS . . . . . . . . .   $ (4,000)    $  (4,506)     $  (14,034)      $ (15,303)       $ (104,368)
                               ======       =======        =========        ========        ==========


NET LOSS PER COMMON SHARE
     Basic . . . . . . . .   $      -     $       -      $        -        $      -
                               ======       =======        ========         ========

AVERAGE OUTSTANDING SHARES
     Basic . . . . . . . . 11,040,050    11,040,050      11,040,050      11,040,050
                           ==========    ==========      ==========      ==========



     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

   For the nine months ended August 31, 2004 and 2003 and for the period from December 2, 1998 (Date of Inception) to August 31, 2004

                      (Unaudited - Prepared by Management)





                                                      FOR THE NINE     FOR THE NINE
                                                         MONTHS           MONTHS       FROM INCEPTION
                                                         ENDED            ENDED              TO
                                                      AUG 31, 2004     AUG 31, 2003     AUG 31, 2004
                                                    ---------------    -------------   ---------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .     $    (14,034)    $   (15,303)    $    (104,368)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable - related
               parties . . . . . . . . . . . . . .           28,667             260            41,972
          Increase (decrease) in accounts payable.          (23,633)          6,043             2,384
          Contributed capital - expenses . . . . .            9,000           9,000            33,000
                                                         ----------        ---------         ---------

               Net Cash from Operations. . . . . .                -               -           (27,012)
                                                         ----------        --------          ---------

CASH FLOWS FROM INVESTING
     ACTIVITIES: . . . . . . . . . . . . . . . . .                -               -                 -
                                                         ----------        ---------         ---------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

     Proceeds from issuance of common
              stock. . . . . . . . . . . . . . . .                -               -            27,012
                                                         -----------      ----------        ----------

     Net Increase in Cash. . . . . . . . . . . . .                -               -                 -

     Cash at Beginning of Period . . . . . . . . .                -               -                 -
                                                         ----------       ---------         ----------

     CASH AT END OF PERIOD . . . . . . . . . . . .     $          -      $        -       $         -
                                                         ===========      ==========       ===========



     The accompanying notes are an integral part of these unaudited financial statements.

                           THE BRALORNE MINING COMPANY
                        (A Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 August 31, 2004

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

On August 31, 2004, the Company had a net operating loss carry forward of $104,368. The income tax benefit of approximately $31,300 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carry forward will expire in 2024.

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

                                 August 31, 2004

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

Revenue  Recognition
--------------------

The policy of the Company, if any revenue is received, is to recognize revenue on the sale and delivery of product or completion of services provided. There can be no assurance that any revenue will be received.

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

                                 August 31, 2004

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

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officer-directors' and their controlled entities, have acquired 45% of the outstanding common stock and have made no interest, demand loans of $41,972 to the Company, and have made contributions to capital of $33,000 by payment of Company expenses.

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

6.     Mining  experience  by  management

There is no one in the Company who has a background in the exploration and development of mineral claims. Therefore, the Company might be required to use the assistance of geologists and consultants to assist it in the exploration of the Golden claim. Such services are expensive, and there is no assurance that the Company will have the ability to retain these professionals.

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

Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to finance its activities on the Golden mineral claims. As at August 31, 2004, the Company had no cash and no other assets on its balance sheet. Current liabilities amounted to $44,356 of which approximately $41,972 is owed to a director. The accounts payable of $2,384 are due to the auditors, accountant and the transfer agent. There are no funds available at the present time to pay these liabilities owed to third parties unless the directors supply the funds.

Basically, there has been no change in the Company's financial position since its last fiscal year other than the incurrence of normal operating costs such as accounting, audit and transfer agent's fees.

During three months ended August 31, 2004, the Company incurred the following expenses:





EXPENDITURE                              AMOUNT
Accounting and audit. . . . .  i         $1,000
Management fees . . . . . . .  ii         1,500
Rent. . . . . . . . . . . . .  iii          900
Telephone . . . . . . . . . .  iv           600
                                         ------
               Total expenses          $  4,000
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

iii. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $300 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

iv. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:





                                  Requirements    Current      Required
                                      for        Accounts     funds for
Expenditures                     twelve months    Payable   twelve months
---------------------  --------------  ---------  --------------
Accounting and audit.    1         $  6,500     $  2,200      $  8,700
Exploration expenses.    2            1,300            -         1,300
Filing fees . . . . .    3              800          180           980
Office. . . . . . . .    4              200            -           200
Transfer agent's fees    5            1,400            4         1,404
                                     ------      -------        ------

  Estimated expenses.              $ 10,200     $  2,384      $ 12,584
                                     ======      =======       =======





No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash orientated.

1. Presently the Company accrues between $500 and $700 for its accountant and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB, the Company accrues $1,000 for its accountant to prepare the required working papers and $1,900 for the auditors to examine the year-end financial statements and to render a report thereon.

2. To maintain the Golden claim in good standing the Company will incur a cost of $130 per unit. The number of units comprising the Golden claim is 9 and therefore the minimum cost will be $1,170. With the applicable filing fees paid to the Ministry of Mines and Energy, the total cost is anticipated to be $1,300. The Company will have to either do sufficient exploration work on the Golden claim or pay an equivalent amount of $1,300 as cash-in-lieu to the Ministry to maintain the claim in good standing until December 26, 2006.

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

     On  June  29,  2004  the  following  officers and directors were appointed:
Yenyou Zheng, President and Director, Michael Liu, Secretary Treasurer and Director and Jeffrey Ma, Director.

Subsequent  Events

     On September 21, 2004, Jeffrey Ma resigned as a Director of the Company. On the same date, the Board of Directors appointed Larry Wang and Y.B. Ian He as directors of the Company.

     The Board of Directors elected Larry Wang as Chairman of the Company on September 21, 2004.

Set forth below is a synopsis of the working experience of the Board of Directors.

Y.  B.  Ian  He  -  Director

Dr. Y.B. Ian He is Director and President of Spur Ventures Inc., a mining company listed in the TSX-Venture Board, who has 18 years' experience in the mineral industry. He joined Spur in 1995 leading Spur into the Chinese fertilizer industry. Dr. He formerly served as a Senior Process Metallurgist with Process Research Associates Ltd., Vancouver, B.C. He holds a PhD degree in mineral process engineering from the University of British Columbia.

Michael  Liu  -  Director  and  Chief  Financial  Officer

Mr. M. Liu is Director, Executive Vice President and CFO of Pacific Imperial Mines Inc., a mining company listed in the TSX-Venture Board, and also the managing director of Beijing United Capital Investment Co. and President of Shanghai East China Capital Co. Ltd. He holds a Master of Arts in Economics from the University of New Brunswick and Master of Business Administration from the University of British Columbia.

Larry  Wang  -  Director  and  Chairman  of  the  Board

Mr. Wang is now the Managing Director of Royal Dairy Inc., a private company in British Columbia, Canada. He has been Director and officer, involved with decision-making and operations for many other companies, such as SCM Enterprises Co. Ltd., and CMEC USA Inc., in various industries located in both Northern America and China. He received his education in China, Sweden and Canada.

Jeff  Yenyou  Zheng  -  Director  and  President

Dr. Zheng has been involved with the management and development of various companies in North America for over 10 years. He currently acts as a Founding Director and President of Aquasol EnvironTech Ltd., a wastewater treatment company and incorporated in British Columbia, Canada. He is also President of the Canada China Economy & Technology Centre and a senior advisor to the Dalian High-Technology Industrial Zone in Dalian City, China. Dr. Zheng received his PhD degree in physics from the Flinders University of South Australia in 1990.

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



                             THE BRALORNE MINING COMPANY
                             ---------------------------
                                  (Registrant)


                              By: /s/ "Jeff Zheng"
                              --------------------
                                Jeff Yenyou Zheng
                             Chief Executive Officer
                             President and Director

                     Date: August 28, 2004



                             By: /s/ "Michael Liu"
                             ---------------------
                                   Michael Liu
                             Chief Financial Officer
                                   and Director

                     Date: August 28, 2004