Form 10KSB
period 2004-11-30
BRALORNE MINING CO
filed 2005-03-24
CIK 1077637

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X )     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended November 30, 2004
                                             -----------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
         ACT OF 1934



                        For the transition period from      to
                                                      ------   ------

                        Commission file number 000-32181

                           THE BRALORNE MINING COMPANY
              -----------------------------------------------------
                 (Name of small business issuer in its charter)


          Nevada                                            98-0372780
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


1055 West Hastings Street, Suite 1980, Vancouver, B.C., Canada          V6E 2E9
--------------------------------------------------------------       -----------
         (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number      (604) 782-2198
                           ------------------

Securities registered under Section 12(b) of the Exchange Act:

           Title of each share                         Name of each exchange on
                                                            which registered

Common Shares with par value of $0.001 per share                  N/A
------------------------------------------------              -------------


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

State the aggregate market value of the voting or non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,510,013 as at March 23, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as at the latest practicable date.

      11,040,050 common shares with a par value of $0.001 per share as at
      --------------------------------------------------------------------
                                 March 23, 2005
                                 --------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Refer to Item 6 - Exhibits and Reports on Form 8-K

Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No [X]

                                TABLE OF CONTENTS

================================================================================

                                     PART 1
                                                                                                    Page
Item 1.          Description of Business                                                                3

Item 2.          Description of Property                                                                6

Item 3.          Legal Proceedings                                                                     11

Item 4.          Submission of Matters to a Vote of Security Holders                                   11

                                                      PART 11

Item 5.          Market for Common Equity and Related Stockholder Matters.                             11

Item 6.          Management's Discussion and Analysis or Plan of Operation.                            12

Item 7.          Financial Statements.                                                                 13

Item 8.          Changes  in and  Disagreements  With  Accountants  on  Accounting  and  Financial
                 Disclosure.                                                                           21

Item 8A          Controls and Procedures.                                                              21

                                                     PART 111

Item 9.          Directors,  Executive  Officers,  Promoters and Control Persons;  Compliance with
                 Section 16(a) of the Exchange Act.                                                    22

Item 10.         Executive Compensation                                                                25


Item 11.         Security  Ownership  of Certain  Beneficial  Owners and  Management  and  Related
                 Stockholder Matters.                                                                  26

Item 12.         Certain Relationships and Related Transactions.                                       27

Item 13.         Exhibits and Reports on Form 8-K.                                                     27

Item 14.         Principal Accountant Fees and Service.                                                28

                 Signatures                                                                            29

                                      -2-

                                     PART 1

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

The Company's executive offices are located at 1055 West Hastings Street, Suite 1980, Vancouver, British Columbia, Canada, V6E 2E9
(Tel: 604-688-8002).

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2004, there were 11,040,050 shares outstanding.

The Company intends to make an application for a quotation on the National Association of Securities Dealers, Inc. OTC Bulletin Board (the "OTCBB").

Since inception, the Company has been engaged in the exploration its sole mineral claim, the. Golden claim located in the Bralorne area of British Columbia, Canada and has performed assessment work sufficient to maintain the claim in good standing with the Ministry of Mines and Energy for the Province of British Columbia.

No ore reserve has been discovered on the Golden claim since the Company has not yet undertaken a major exploration program. Even with a major exploration program, there is no assurance an ore body will ever be discovered. The Company does not have sufficient funds to undertake the exploration necessary to determine whether the Golden claims has economic quantities of minerals unless it obtains funds from its directors and officers or issues further shares in exchange for funding. At the present time, the directors do not know which type of funding they will attempt to attract for the Company. The Company has no sources of revenue either from the Golden claim or any other asset.

The Company will have to adhere to certain governmental regulations regarding mining when, and if, it makes a decision to explore the Golden claim.

The Company does not have any full time employees and the directors and officers devote such time as is required to attend to the affairs of the Company. Once a major exploration program commences, the Company will need its officers to devote more time to the activities of the Company or it will be required to hire consultants to undertake the work.

The Company has not delivered its annual reports to its shareholders. Once it has obtained a quotation on either the OTCBB, it will distribute certain documents, including financial statements, to shareholders of record. Presently, the Company files with the United States Securities and Exchange Commission its annual reports and interim reports on Forms 10-KSB and 10-QSB.

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

4.     Refining the ore might prove to be difficult in the Bralorne mining area

Even if there exists a commercially viable ore body on the Golden claim, there may be substantial competition for the use of the mill at the Bralorne area. This is due to the mill being owned by another company who is mining in the same area that the Company is exploring its property. It might have full mill capacity and hence not wish to accept tonnage from other companies. This will result in the Company having to transport its ore to mills located some distance from the Bralorne area. The cost of such transportation could be high and result in the refining of the ore to be uneconomical.

5.       The Golden claim is the only property owned by the Company

Presently the Company only has an interest in the Golden claim and does not have the rights to any minerals on any other claims. In the event that exploration activities do not prove a viable ore reserve the Company will have no other properties to explore and might be forced to cease its operations unless it can obtain other properties.

6.       Mining experience by management

Other than Dr. Y.B. Ian He, none of the Company's directors has a background in the exploration and development of mineral claims. Therefore, the Company will be required to use the assistance of geologists and consultants to assist it in the exploration of the Golden claim. Such services are expensive, and there is no assurance that the Company will have the ability to retain these professionals. Also, as a result of this inexperience, the Company's management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and the Company's operations, earnings and ultimate financial success may suffer irreparable harm as a result.

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

(8) Estimates of amounts spent in the last two fiscal years on research and development activities

The Company has not spent any money during the last two fiscal years on research and development activities.

(9)      Cost and effects of compliance with environmental laws

Presently during the exploration stage, the Company will not incur any cost related to compliance with environmental laws. Once a decision is made to undertake a drilling program which will require the removal of trees and overburden, the Company will have to adhere to various Acts legislated in the Province of British Columbia.

All dollar amounts shown in this document are stated in US dollars unless otherwise noted.


================================================================================

                         ITEM 2. DESCRIPTION OF PROPERTY

================================================================================

The Golden claim consisted originally of nine mineral claim units, situated within the Bridge River gold camp near the town of Gold Bridge, 113 miles north of Vancouver, British Columbia, Canada. The mineral rights to the Golden claim are 100 percent owned by the Company. The Golden claim is registered in the name of Edward Skoda, a former director of the Company. He has issued a Bill of Sale Absolute to the Company, which in effect transfers full ownership to the Company.

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

a.       Location of Golden Claim

         The geographical centre of the Golden claim is given by the U.T.M. coordinates 513100E, 5634300N (Lat. 50(Degree)51'45"N, Long.
122(Degree)48'50"W). The town of Gold Bridge can be accessed by an all weather gravel road (highway #40B) from Lillooet or via the Hurley River forestry road from Pemberton. Access to the north end of the claim is gained by following the logging road east of Gold Bridge for four kilometers on the south side of Carpenter Lake. Turn south from the junction at this point and follow the road leading to McDonald Lake (2.5 miles) for access to the east side of the Golden claim.

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

Of the over 73 documented mineral occurrences in the camp only five have achieved production. Production figures for these mines are listed below:

----------------------- -------------- ------------- ------------- -------------- ------------- -------------
Mine                    Tonnes           Gold          Silver        Copper         Lead          Zinc
                                         (kg)          (kg)          (kg)           (kg)          (kg)
----------------------- -------------- ------------- ------------- -------------- ------------- -------------
Congress                     943           2.5             1.3          38             -             -
----------------------- -------------- ------------- ------------- -------------- ------------- -------------

----------------------- -------------- ------------- ------------- -------------- ------------- -------------
Wayside                   36,977         166.0            26.0          -              -             -
----------------------- -------------- ------------- ------------- -------------- ------------- -------------

----------------------- -------------- ------------- ------------- -------------- ------------- -------------
Minto                     79,073         546.0         1,573.0       9,673          56,435           -
----------------------- -------------- ------------- ------------- -------------- ------------- -------------

----------------------- -------------- ------------- ------------- -------------- ------------- -------------
Pioneer                2,240,552      41,475.0         7,611.0          -               59         139
----------------------- -------------- ------------- ------------- -------------- ------------- -------------

----------------------- -------------- ------------- ------------- -------------- ------------- -------------
Bralorne               4,954,473      87,759.0        21,969.0          -              157           -
----------------------- -------------- ------------- ------------- -------------- ------------- -------------

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

In 2004, the Company paid sufficient funds to keep the Golden claim in good standing until December 15, 2006.

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

e.       The Company's Main Product

The Company's primary product will be the sale of minerals, both precious and commercial. No minerals have been found to exist on the Golden claim and therefore the possibility of obtaining a cash flow from the sale of minerals in the future is remote.

f.       The Company's Exploration Facilities

The Company will be exploring and developing, if warranted, the Golden claim and does not plan to build any mill or smelter. There exists a fully equipped smelter within 5 miles of the Golden claims but it is privately owned and may or may not accept ore from the Company to process. If the Company is unable to obtain a committee when the claim is proven to have reserves thereon, it might have to transport the ore to other mills which are located at great distances from the Golden claim.

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

================================================================================

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

================================================================================

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of our fiscal year ended November 30, 2004.

                                     PART II

================================================================================

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

================================================================================

(a)      Market Information

During the past year, there has been no established trading market for the Company's common stock since the Company is not registered for trading on any quotation system or stock market. While the Company intends to apply for its shares of common stock to be quoted on the National Association of Securities Dealers' OTC Bulletin Board, there is no guarantee that it will be successful.

(b)      Holders

As at November 30, 2004, the Company had 40 shareholders of record.

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

================================================================================

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================

Overview

The Company was incorporated on December 2, 1998 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2004, there were 11,040,050 shares outstanding. The Company is an exploration stage company. There is no assurance that ore reserves exist in the Golden claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

Liquidity and Capital Resources
-------------------------------

As at November 30, 2004, the Company had $18,604 in assets, consisting entirely of cash, and $74,856 in liabilities. The liabilities consist of $30,000 in notes payable, $4,672 in related party payables and $184 in general accounts payable.

To maintain the Golden claim in good standing, the Company will incur a cost of approximately $140 per unit. The number of units comprising the Golden claim is nine and, therefore, the minimum cost will be approximately $1,260. In addition to having to incur the above noted amount to maintain the claims, the Company will have to incur a cost of $120 to record the work performed. If the directors and officers no longer supply the required funds to the Company to maintain the property in good standing there is the possibility the Golden claim will lapse and the Company will eventually cease to be a going concern.

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

Results of Operations
---------------------

The Company did not earn any revenues during the fiscal year ended November 30, 2004. The Company does not anticipate earning revenues until such time as it has entered into commercial production of the Golden claim. As the Company is presently in the exploration stage of its business, it can provide no assurance that it will discover economic mineralization on its property, or if such minerals are discovered, that it will enter into commercial production.

The Company incurred operating expenses in the amount of $22,930 for the fiscal year ended November 30, 2004. Total net loss did not change appreciably from fiscal 2003 ($23,664).

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue exploration activities. For these reasons, the Company's independent accountant has stated in its audit report that there is substantial doubt about the Company's ability to continue as a going concern.

================================================================================

                          ITEM 7. FINANCIAL STATEMENTS

================================================================================

MADSEN & ASSOCIATES, CPA's INC.                            684 East Vine St . #3
-------------------------------                              Murray, Utah  84107
Certified Public Accountants and Business Consultants     Telephone 801-268-2632
                                                                Fax 801-262-3978



Board of Directors
The Bralorne Mining Company
Vancouver B.C. Canada


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at November 30, 2004 and the statements of operations, stockholders' equity, and cash flows for the years ended November 30, 2004 and 2003 and the period December 2, 1998 (date of inception) to November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bralorne Mining Company at November 30, 2004 and the statements of operations, and cash flows for the years ended November 30, 2004 and 2003 and the period December 2, 1998 (date of inception) to November 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


Salt Lake City, Utah
February 1, 2005                             s\Madsen & Associates, CPA's  Inc.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                                  BALANCE SHEET
                                November 30, 2004

================================================================================
ASSETS
CURRENT ASSETS
   Cash                                                                                              $   18,604
                                                                                                       --------

        Total Current Assets                                                                         $   18,604
                                                                                                       ========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

     Notes payable - related parties                                                                    $ 30,000
    Account payable - related party                                                                       44,672
   Accounts payable                                                                                          184
                                                                                                        --------

       Total Current Liabilities                                                                          74,856
                                                                                                          ------

STOCKHOLDERS'  DEFICIENCY

   Common stock
        200,000,000 shares authorized, at $0.001 par  value;
       11,040,050 shares issued and outstanding                                                           11,040

   Capital in excess of par value                                                                         45,972

   Deficit accumulated during the pre-exploration stage                                                 (113,264)
                                                                                                        --------

       Total Stockholders' Deficiency                                                                    (56,252)
                                                                                                        ---------


The  accompanying notes are  an  integral  part  of  these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                             STATEMENT OF OPERATIONS
             For the Years Ended November 30, 2004 and 2003 and the
        Period December 2, 1998 (date of inception) to November 30, 2004

================================================================================

                                             Nov 30,           Nov 30,          Dec 2, 1998 to
                                              2004              2003             Nov 30, 2004
                                              ----              ----             ------------
REVENUES                              $           -     $          -             $         -

EXPENSES                                     22,930            23,664                113,264
                                             ------            ------                -------

NET LOSS                              $     (22,930)    $     (23,664)           $  (113,264)
                                            ========          ========              =========



NET LOSS PER COMMON SHARE

   Basic and diluted                  $           -     $          -
                                             -------           -------



AVERAGE OUTSTANDING SHARES

    Basic   (stated  in 1,000's)             11,040             11,040
                                             -------           -------


The  accompanying notes are  an  integral  part  of  these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (deficiency)
               For the Period December 2, 1998 (Date of Inception)
                              to November 30, 2004

                                                                                               Capital in
                                                              Common Stock                     Excess of         Accumulated
                                                        ------------------------
                                                     Shares                  Amount            Par Value           Deficit
                                                  ------------           -----------           -----------       -----------
Balance December 2,  1998 (date of inception)                -               $     -             $      -         $        -

Issuance of common stock for cash                    5,000,000                  5,000                   -                  -
   at $ .001 - January 15,  1999
 Issuance of common stock for cash
    at $ .002 - January 26, 1999                     6,000,000                  6,000               6,000                  -
Issuance of common stock for cash
    at $ .25 - February 5, 1999                         40,050                     40               9,972                  -
Net operating loss for the period
   December 2, 1998  to November 30, 1999                    -                      -                   -             (27,887)
Net operating loss for the year
   ended November 30, 2000                                   -                      -                   -              (7,771)
Net operating loss for the year
   ended November 30, 2001                                   -                      -                   -              (8,388)
Contributions to capital - expenses                          -                      -              12,000                   -
Net operating loss for the year
  ended November 30,  2002                                   -                      -                   -              (22,624)
Contributions to capital - expenses                          -                      -              12,000                    -
Net operating loss for the year
   ended November 30, 2003                                   -                      -                   -              (23,664)
                                                    ----------               --------            --------             ---------

Balance November 30, 2003                           11,040,050                 11,040              39,972              (90,334)

Contributions to capital - expenses                          -                      -               6,000                     -
Net operating loss for the year
   ended November 30, 2004                                   -                      -                   -              (22,930)



Balance November 30, 2004                           11,040,050             $   11,040            $ 45,972           $ (113,264)
                                                    ==========              =========            ========             =========




   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Years Ended November 30, 2004 and 2003 and the
        Period December 2, 1998 (date of inception) to November 30, 2004

================================================================================

                                                             Nov 30,          Nov 30,           Dec 2, 1998 to
                                                              2004             2003               Nov 30, 2004
                                                              -----            -----              ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                  (22,930)         $ (23,664)          $  (113,265)
Adjustments to reconcile net loss to
       net cash provided by operating
       activities

             Change in accounts payable                        5,534             11,664                44,857
             Contributions to capital - expenses               6,000             12,000                30,000


          Net Cash Used in Operations                        (11,396)                 -               (38,408)
                                                             ---------          --------              --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                  -                   -                     -
                                                             ---------          --------              --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from notes payable - related parties          30,000                  -                30,000
       Proceeds from issuance of common stock                      -                  -                27,012
                                                             ---------          ---------             --------

   Net Change in Cash                                         18,604                  -                18,604

   Cash at Beginning of Period                                     -                  -                    -
                                                             ---------          ---------             -------



   Cash at End of Period                                    $ 18,604          $       -              $ 18,604
                                                             =========          =========             ========



   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2004


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

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized. On November 30, 2004, the Company had a net operating loss available for carry forward of $113,264. The income tax benefit of approximately $37,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire starting in 2020 through 2025.

Revenue Recognition
-------------------

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
----------------------------------

The company will expense advertising and market development costs as incurred.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                November 30, 2004

================================================================================


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

Unproven  Mineral Claim Costs
-----------------------------

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

Environmental Requirements
--------------------------

At the report date environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

Foreign Currency Translation
----------------------------

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. The functional currency is considered to be US dollars.

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

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                November 30, 2004

================================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  PURCHASE OF A MINERAL CLAIM

During February, 1999 the Company acquired a mineral claim, for $1.00 from a related party, known as "Golden" consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British Columbia and has an expiration date of December 15, 2006.

During March 2003, the Company started an exploration program on 9 of the 18 units within the claim. The other 9 units lapsed on March 18, 2003 and the Company has no further interest in them. The remaining 9 are in good standing until December 15, 2006.

The Company has not established the existence of a commercially minable ore deposit and therefore all expenses for acquisition and exploration have been expensed.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 29% of the outstanding common stock, and made no interest, demand loans to the Company of $44,672, and demand notes payable of $30,000 including interest of 10% starting September 21, 2005, if not paid.

5.  GOING CONCERN

The Company intends to seek business opportunities that will provide a profit, however, it does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional related party loans, and equity funding, which will enable the Company to operate for the coming year.

================================================================================

 ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

================================================================================

On February 5, 2004, the Company dismissed Sellers & Andersen from its position as its independent accountants. The audit report of Sellers & Andersen, on January 10, 2004, for the year ended November 30, 2003 contained a modification expressing substantial doubt as to the Company's ability to continue as a going concern. That audit report contained no other adverse opinion, disclaimer or opinion or modification of the opinion. In connection with its audit for the two most recent completed fiscal years at the time and review of the unaudited financial statements through November 30, 2003, there were no disagreements with Sellers & Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement if not resolved to the satisfaction of Sellers & Andersen would have caused them to make reference thereto in their report on the financial statements.

On February 5, 2004, the Company engaged Madson & Associates, CPA's Inc. to audit its financial statements for the year ended November 30, 2004. Up to that time, the Company did not consult with Madson & Associates, CPA's Inc. regarding
(i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company by concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.

================================================================================

                        ITEM 8A. CONTROLS AND PROCEDURES

================================================================================

(a)      Evaluation of Disclosure Controls and Procedures.
         --------------------------------------------------

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

(b)      Changes in Internal Controls.
         -----------------------------

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

                                                                                    Term as
                                                                                    Director
              Name       Age            Position Held                               Since
            -------    ------           -------------                               --------
     Jeff Yenyou Zheng                  President and Director                      2004

          Michael Liu                   Chief Financial Officer and Director        2004

        Dr. Y.B. Ian He                 Director                                    2004

           Larry Wang                   Director                                    2004

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

Jeff Yenyou Zheng - Director and President

Dr. Zheng has been involved with the management and development of various companies in North America for over 10 years. He currently acts as a Founding Director and President of Aquasol EnviroTech Ltd., a British Columbia wastewater treatment company and as a director of Cantronic System Inc., a British Columbia and Alberta reporting company that designs, manufactures and distributes infrared cameras and related products. He is also President of Canada China Economy & Technology Centre and a senior advisor to the Dalian High-Technology Industrial Zone in Dalian City, China. Dr. Zheng received his Ph.D degree in physics from The Flinders University of South Australia in 1990.

Michael Liu - Director and Chief Financial Officer

Mr. Liu is Director, Executive Vice President and Chief Financial Officer of Pacific Imperial Mines Inc., a mining company listed on the TSX Venture Exchange, and also the Managing Director of Beijing United Capital Investment Co. and President of Shanghai East China Capital Co. Ltd. He holds a Masters of Arts in Economics from the University of New Brunswick and Masters of Business Administration from the University of British Columbia.

Y. B. Ian He - Director

Dr. Y. B. Ian He is a Director and President of Spur Ventures Inc., a mining company listed on the TSX Venture Exchange, who has 18 years' experience in the mining industry. He joined Spur in 1995 leading Spur into Chinese fertilizer industry. Dr. He formerly served as a Senior Process Metallurgist with Process Research Associates Ltd., Vancouver, British Columbia, Canada. He holds a Ph.D degree in mining process engineering from the University of British Columbia.

Larry Wang - Director and Chairman of the Board

Mr. Wang is now the Managing Director of Royal Canadian Diary Inc., a private company in British Columbia, Canada. He has been a director and officer, involved in the decisions making and operations, for many other companies, such as SCM Enterprises Co. Ltd., and CMEC USA Inc., in various industries located in both Northern America and China. He received his education in China, Sweden and Canada.

(b)      Significant employees

The Company does not have any significant employees. The Company does not expect to be hiring any employees in the foreseeable future. During the exploration program on the Golden claim, the Company will hire consultants or workers for only the period covered by the exploration program. The Company does not wish to retain employees during periods when no exploration can be undertaken on the Golden claim.

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

            Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended November 30, 2004 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

    Name           Number of Late    Transactions Not    Known Failures to File
                     Reports         Timely Reported         a Required Form

Jeff Yenyou Zheng       0                   0

   Michael Liu          0                   0

 Dr. Y.B. Ian He        0                   0

   Larry Wang           0                   0


================================================================================

                         ITEM 10. EXECUTIVE COMPENSATION

================================================================================

                Summary Compensation Table (2002, 2003 and 2004)

                                                                     Long Term Compensation (US Dollars)
                                                                     -----------------------------------
                              Annual Compensation                       Awards                  Payouts
                              -------------------                       ------                  -------
           (a)                (b)         (c)          (e)           (f)           (g)         (h)          (i)
                                                       Other       Restricted    Options/                 All other
                                                      Annual         Stock          SAR        LTIP        compen-
Name and Principal                                     Comp.         awards                  payouts      sation
        ----------
position                      Year       Salary         ($)           ($)           (#)         ($)          ($)
--------                      ----       ------         ---           ---          ----         ---          ---
Jeff Yenyou Zheng             2004        -0-           -0-           -0-           -0-         -0-          -0-
President and Director

Michael Liu                   2004        -0-           -0-           -0-           -0-         -0-          -0-
C.F.O. and Director

Larry Wang                    2004        -0-           -0-           -0-           -0-         -0-          -0-
Chairman of the Board and
Director

Y.B. Ian He                   2004        -0-           -0-           -0-           -0-         -0-          -0-
Director

James Bruce                   2003        -0-           -0-           -0-           -0-         -0-          -0-
Former President, and         2002        -0-           -0-           -0-           -0-         -0-          -0-
Director

Raymond Contoli               2003        -0-           -0-           -0-           -0-         -0-          -0-
Former Secretary,             2002        -0-           -0-           -0-           -0-         -0-          -0-
Treasurer and Director

Edward Skoda                  2003       1,000          -0-           -0-           -0-         -0-          -0-
Former Director               2002       1,000          -0-           -0-           -0-         -0-          -0-

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

================================================================================

          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

================================================================================

(a)      Market information

There is no market in which the Company's common stock is either quoted or traded. There are no outstanding stock options or warrants to purchase, or securities convertible into common shares of the Company.

The number of shares subject to Rule 144 are 5,000,000 common shares, 3,500,000 of which are held by the directors and executive officers of the Company.

There are no shares being publicly offered by the Company pursuant to an employee benefit plan or dividend reinvestment plan.

Since inception, no cash or stock dividends have been declared by the Board of Directors.

The following table sets forth as at March 23, 2005, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

  Name and Address                                            Amount
    of Beneficial                  Nature of               of Beneficial              Percent
        Owner                     Ownership (1)               Ownership               of Class
        ------                    ----------                  ---------               --------
Larry Wang                           Direct                  1,750,000                  15.85%
3490 Pine Crescent
Vancouver, B.C. Canada

                                      -26-

Ling Li                              Direct                  1,750,000                  15.85%
602 Building 2, No. 4 Courtyard
Guangcheng Street, XiCheng Dist.
Beijing, China

Dr. Jeff Yenyou Zheng                Direct                    750,000                   6.79%
1055 West Hastings Street
Suite 1980
Vancouver, B.C. Canada

Michael Liu                          Direct                    750,000                   6.79%
750 West Pender Street, Suite 1605
Vancouver, B.C. Canada
       All Officers and Directors    Direct                  3,250,000                  38.49%
       as a Group ( 3 persons )

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

================================================================================

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

================================================================================

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

================================================================================

                    ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

================================================================================


Exhibits, Reports on Form 8-K and Section 14 of The Securities Act of 1934, as amended, included herein by reference:

Certificate of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB12G filed on April 2, 1999)

Articles  of  Incorporation   (incorporated  by  reference  from  the  Company's
Registration Statement on Form 10-SB12G filed on April 2, 1999)

By laws (incorporated by reference from the Company's Registration Statement on Form 10-SB12G filed on April 2, 1999)


The Company filed the following current report on Form 8-K during the last quarter of fiscal 2004:

The Company announced that on September 21, 2004, Jeffrey Ma resign as a director of the Company in place of Larry Wang and Dr. Y.B. Ian He. On the same day, the Company appointed Larry Wang as Chariman of the Board.

================================================================================

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

================================================================================

Our principal accountants, Madsen & Associates, CPA's Inc., and our former principal accountants, Sellers & Anderson, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                             Fiscal year ended                 Fiscal year ended
                             November 30, 2003                 November 30, 2004

Audit fees                        $2,640                            $2,400
Audit-related fees                $  170                               Nil
Tax fees                          $  225                               Nil
All other fees                    $3,035                            $2,600

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Management's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.


================================================================================

                                   SIGNATURES

================================================================================

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     THE BRALORNE MINING COMPANY
                                                             (Registrant)


                                                     By:     /s/ "Yenyou Zheng"
                                                     --------------------------
                                                              Jeff Yenyou Zheng
                                                         President and Director

                                                     Date:  March 23, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                                     By: /s/ "Yenyou Zheng"
                                                     ---------------------------
                                                          Jeff Yenyou Zheng
                                                     President and Director

                                                     Date:  March 23, 2005

                                                     By:   /s/  "Michael Liu"
                                                     ---------------------------
                                                                 Michael Liu
                                                     Chief Accounting Officer,
                                                     Chief Financial Officer

                                                     Date:    March 23, 2005