Form 10-Q
period 2005-02-28
BRALORNE MINING CO
filed 2005-04-21
CIK 1077637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   February 28, 2005
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    000-25707
                            -----------------


                           The Bralorne Mining Company
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         91-1948355
---------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

1055 West Hastings Street
Vancouver, British Columbia, Canada                       V6E 2E9
----------------------------------------      --------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:        (604) 782-2198
                                                ------------------------------


                                      N/A
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,040,050 shares of $0.001 par value common stock outstanding as of April 21, 2005.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                                 BALANCE SHEETS
                     February 28, 2005 and November 30, 2004


                                                                  Feb 28,             Nov 30,
                                                                   2005                2004
                                                                   ----                ----
ASSETS
CURRENT ASSETS

   Cash                                                            $ 16,391      $   18,604
                                                                     ------        --------

        Total Current Assets                                       $ 16,391      $   18,604
                                                                     ======        ========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

   Notes payable - related parties                                 $ 30,000      $   30,000
   Account payable - related party                                   48,272          44,672
   Accounts payable                                                   1,845             184
                                                                   ----------       --------

       Total Current Liabilities                                     80,117          74,856
                                                                   ----------       --------

STOCKHOLDERS'  DEFICIENCY

   Common stock
     200,000,000 shares authorized, at $0.001 par  value;
     11,040,050 shares issued and outstanding                        11,040          11,040

   Capital in excess of par value                                    45,972          45,972

   Deficit accumulated during the pre-exploration stage            (120,738)       (113,264)
                                                                   ---------        --------

       Total Stockholders' Deficiency                               (63,726)        (56,252)
                                                                   ---------        ---------

                                                                    $ 16,391       $ 18,604
                                                                   =========       ==========




The  accompanying   notes  are  an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                             STATEMENT OF OPERATIONS
                  For the Three Months Ended February 28, 2005
                 and 2004 and the Period December 2, 1998 (date
                       of inception) to February 28, 2005


                             Feb 28,           Feb 28,          Dec 2, 1998 to
                              2005              2004             Feb 28, 2005
                              ----              ----             ------------

REVENUES                  $      -             $      -             $        -

EXPENSES                     7,474                5,733                120,738
                             -----               ------                -------
NET LOSS                  $ (7,474)            $ (5,733)            $ (120,738)
                            =======              =======              =========


NET LOSS PER COMMON SHARE

   Basic and diluted       $     -             $      -
                            -------             -------



AVERAGE OUTSTANDING SHARES

  Basic (stated in 1,000's)  11,040              11,040
                             ------              ------





The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
                  For the Three Months Ended February 28, 2005
                 and 2004 and the Period December 2, 1998 (date
                       of inception) to February 28, 2005



                                                         Feb 28,         Feb 28,        Dec 2, 1998 to
                                                          2005           2004            Feb 28, 2005
                                                          ----           -----           ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                              (7,474)        $ (5,733)        $  (120,738)
Adjustments to reconcile net loss to
    net cash provided by operating
    activities

         Change in accounts payable                       5,261            4,233              50,117
         Contributions to capital - expenses                  -            1,500              30,000


        Net Cash Used in Operations                      (2,213)               -             (40,621)
                                                         --------       --------              -------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                 -                -                   -
                                                         --------       --------              -------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from notes payable - related parties          -                -               30,000
       Proceeds from issuance of common stock                 -                -               27,012
                                                         --------       --------              -------

   Net Change  in Cash                                   (2,213)               -               16,391


   Cash at Beginning of Period                           18,604                -                    -
                                                         --------       --------              -------


   Cash at End of Period                                $ 16,391        $      -              $ 16,391
                                                        ========         =======               =======





The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2005



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

On February 28, 2005, the Company had a net operating loss available for carry forward of $120,738. The income tax benefit of approximately $36,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire starting in 2020 through 2026.

Revenue Recognition
-------------------

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                February 28, 2005



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                February 28, 2005



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

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 29% of the outstanding common stock, and have made no interest, demand loans to the Company of $48,272, and demand notes payable of $30,000 including interest of 10% starting September 21, 2005, if not paid.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to conduct exploration on the Bralorne property consisting of geochemical analysis of rock and soil sampling. We anticipate that this stage of exploration will cost approximately $7,000.

As well, we anticipate spending an additional $20,000 on administrative fees, including fees payable in connection with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $27,000.

We will be able to proceed with the first stage of exploration without additional financing. We will require additional financing in order to complete additional exploration and to cover anticipated administrative costs.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund further exploration. We do not have any arrangements in place for any future equity financing. In the event such funds are not obtained when needed, further exploration of the Bralorne property will be delayed.

Results Of Operations For Period Ending February 28, 2005

We did not earn any revenues during the three-month period ending February 28, 2005. We incurred operating expenses in the amount of $7,474 for the three-month period ended February 28, 2005, as compared to a loss of $5,733 for the comparative period in fiscal 2004.

At February 28, 2005, we had cash on hand of $16,391 and liabilities of $80,117 consisting of related party notes payable of $30,000, related party accounts payable of $48,272 and accounts payable of $1,845.


ITEM 3:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on February 28, 2005. This evaluation was conducted by our chief executive officer, Jeff Yenyou Zheng, and our principal accounting officer, Michael Liu.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon the evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended February 28, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  April 21, 2005

The Bralorne Mining Company

/s/ Jeff Yenyou Zheng

------------------------------
Jeff Yenyou Zheng, President