Form 10QSB
period 2005-05-31
BRALORNE MINING CO
filed 2005-07-15
CIK 1077637

================================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended     May 31, 2005
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,040,050 shares of $0.001 par value common stock outstanding as of July 14, 2005.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                                 BALANCE SHEETS
                       May 31, 2005 and November 30, 2004

                                                                                     May 31,             Nov 30,
                                                                                       2005                2004
                                                                                       ----                ----
ASSETS
CURRENT ASSETS

       Cash                                                                            $ 11,044      $   18,604
                                                                                         ------        --------

       Total Current Assets                                                            $ 11,044      $   18,604
                                                                                         ======        ========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

    Note payable - related party                                                      $ 30,000          $ 30,000
    Account payable - related party                                                     51,872            44,672
    Accounts payable                                                                       535               184
                                                                                     ------------       --------

       Total Current Liabilities                                                         82,407           74,856
                                                                                         ------           ------

STOCKHOLDERS'  DEFICIENCY

   Common stock
        200,000,000 shares authorized, at $0.001 par  value;
       11,040,050 shares issued and outstanding                                          11,040           11,040

   Capital in excess of par value                                                        45,972           45,972

   Deficit accumulated during the pre-exploration stage                                (128,375)        (113,264)
                                                                                       ---------        --------

       Total Stockholders' Deficiency                                                   (71,363)         (56,252)
                                                                                        --------        ---------

                                                                                       $ 11,044         $ 18,604
                                                                                     ===========        =========



   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                             STATEMENT OF OPERATIONS
        For the Three and Six Months Ended May 31, 2005 and 2004 and the
           Period December 2, 1998 (date of inception) to May 31, 2005


                                          Three Months                       Six Months
                                          -------------                      -----------
                                        May 31,       May 31,             May 31,           May 31,          Dec 2, 1998 to
                                       2005            2004                 2005              2004             May 31, 2005
                                       -----           ----                ----              ----             ------------

REVENUES                               $      -       $     -            $      -          $        -        $          -

EXPENSES                                  7,637         2,274              15,111              10,034             128,375
                                          -----         -----              ------             -------            --------
NET LOSS                                $ 7,637       $ 2,274           $ (15,111)          $ (10,034)         $ (128,375)
                                        ========      ========          ==========          ===========        ==========



NET LOSS PER COMMON SHARE

   Basic and diluted                   $     -        $     -            $     -            $    -
                                        ------         ------             -------           -------



AVERAGE OUTSTANDING SHARES

    Basic   (stated  in 1,000's)        11,040         11,040              11,040            11,040
                                        ------         ------              ------            ------




   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Six Months Ended May, 31, 2005 and 2004 and the
          Period December 2, 1998 (date of inception) to May 31, 2005



                                                                    May 31,       May 31,           Dec 2, 1998 to
                                                                     2005          2004              May 31, 2005
                                                                     -----         ----              ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                       (15,111)      $ (10,034)          $  (128,375)
Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Change in accounts payable                                7,551           4,034                52,407
          Contributions to capital - expenses                           -           6,000                30,000
                                                                  --------      ----------          ------------

          Net Cash Used in Operations                              (7,560)              -               (45,968)
                                                                  ---------     ----------           -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                            -              -                     -
                                                                  ---------     ----------           -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from notes payable - related parties                     -              -                30,000
       Proceeds from issuance of common stock                            -              -                27,012
                                                                  ---------     ----------           -----------
   Net Change  in Cash                                             (7,560)              -                11,044


   Cash at Beginning of Period                                     18,604               -                     -
                                                                  ---------     ----------           -----------

   Cash at End of Period                                         $ 11,044       $       -           $    11,044
                                                                  =========     ==========           ===========



   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2005

--------------------------------------------------------------------------------

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

On May 31, 2005, the Company had a net operating loss available for carry forward of $128,375. The income tax benefit of approximately $39,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire starting in 2020 through 2026.

Revenue Recognition
-------------------
Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  May 31, 2005

--------------------------------------------------------------------------------

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

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  May 31, 2005
--------------------------------------------------------------------------------

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

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 29% of the outstanding common stock, and have made no interest, demand loans to the Company of $51,872, and a demand note payable of $30,000 plus interest of 10% starting September 21, 2005, if not paid.

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

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to conduct exploration on the Bralorne property consisting of geochemical analysis of rock and soil sampling. We anticipate that this stage of exploration will cost approximately $70,000.

As well, we anticipate spending an additional $20,000 on administrative fees, including fees payable in connection with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $90,000.

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

Results Of Operations For Period Ending May 31, 2005

We did not earn any revenues during the six-month period ending May 31, 2005. We incurred operating expenses in the amount of $15,111 for the six-month period ended May 31, 2005, as compared to a loss of $10,034 for the comparative period in fiscal 2004.

At May 31, 2005, we had cash on hand of $11,044 and liabilities of $82,407 consisting of related party notes payable of $30,000, related party accounts payable of $51,872 and accounts payable of $535.


ITEM 3:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on May 31, 2005. This evaluation was conducted by our chief executive officer, Jeff Yenyou Zheng, and our principal accounting officer, Michael Liu.

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

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended May 31, 2005.

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

DATED:  May 31, 2005

The Bralorne Mining Company

/s/ Jeff Yenyou Zheng

------------------------------
Jeff Yenyou Zheng, President