Form 10QSB
period 2005-08-31
BRALORNE MINING CO
filed 2005-10-24
CIK 1077637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   August 31, 2005
                                      ------------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,040,050 shares of $0.001 par value common stock outstanding as of October 24, 2005.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                                 BALANCE SHEETS
                      August 31, 2005 and November 30, 2004

                                                                                  Aug 31,    Nov 30,
                                                                                   2005       2004
----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS

         Cash                                                                   $  9,529   $ 18,604
                                                                                --------    --------

         Total Current Asset                                                    $  9,529   $ 18,604
                                                                                ========    ========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

    Note payable - related party                                                $ 30,000   $ 30,000
    Account payable - related party                                               55,472     44,672
    Accounts payable                                                               1,635        184
                                                                                ---------   --------


                  Total Current Liabilities                                       87,107     74,856
                                                                                ---------   --------

STOCKHOLDERS'  DEFICIENCY

   Common stock
        200,000,000 shares authorized, at $0.001 par  value;
       11,040,050 shares issued and outstanding                                   11,040     11,040

   Capital in excess of par value                                                 45,972     45,972

         Deficit accumulated during the pre-exploration stage                   (134,590)   (113,264)
                                                                                ---------   --------

                  Total Stockholders' Deficiency                                (77,578)    (56,252)
                                                                                ---------   --------
                                                                                $  9,529   $  18,604
                                                                                =========  =========

   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                             STATEMENT OF OPERATIONS
                  Forthe Three and Nine Months Ended August 31,
                    2005 and 2004 and the Period December 2,
                   1998 (date of inception) to August 31, 2005

                                              Three Months                        Nine Months
                                      Aug 31,         Aug 31,                Aug 31,        Aug 31,     Dec 2, 1998 to

                                       2005            2004                   2005           2004        Aug 31, 2005
                                       -----           ----                   ----           ----        ------------
REVENUES                           $      -      $       -               $       -     $        -         $         -

EXPENSES                              6,215          4,000                  21,326         14,034             134,590
                                    -------       ---------              ----------    -----------         -----------
NET LOSS                           $ (6,215)     $  (4,000)              $ (21,326)    $  (14,034)        $  (134,590)
                                    =======      ===========             ==========    ===========         ===========



NET LOSS PER COMMON SHARE

   Basic and diluted               $      -      $       -               $       -     $       -
                                    -------      -----------             ----------    ----------



AVERAGE OUTSTANDING SHARES
   (stated in 1,000's)

    Basic and diluted                11,040         11,040                  11,040         11,040
                                   --------      -----------             -----------   ----------



   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
           For the Nine Months Ended August, 31, 2005 and 2004 and the
         Period December 2, 1998 (date of inception) to August 31, 2005


                                                                      Aug 31,            Aug 31,                  Dec 2, 1998 to
                                                                       2005               2004                     Aug 31, 2005
                                                                       -----              ----                     ------------
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                          (21,326)         $ (14,034)                   $  (134,590)
Adjustments to reconcile net loss to
       net cash provided by operating
       activities

             Change in accounts payable                               12,251              5,034                         57,107
             Contributions to capital - expenses                           -              9,000                         30,000

          Net Cash Used in Operations                                 (9,075)                 -                         (47,483)
                                                                     ---------        ----------                   ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                           -                  -                              -
                                                                     ---------        ----------                   ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from notes payable - related parties                       -                  -                         30,000
       Proceeds from issuance of common stock                              -                  -                         27,012
                                                                     ----------       ----------                   ------------

   Net Change  in Cash                                                (9,075)                 -                          9,529


   Cash at Beginning of Period                                        18,604                  -                              -
                                                                     ----------       -----------                  ------------


   Cash at End of Period                                             $ 9,529          $       -                    $     9,529
                                                                     ==========       ===========                  ============




   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2005
--------------------------------------------------------------------------------


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

On August 31, 2005, the Company had a net operating loss available for carry forward of $134,590. The income tax benefit of approximately $40,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire starting in 2020 through 2026.

Revenue Recognition
-------------------
Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 August 31, 2005
--------------------------------------------------------------------------------

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

Financial Instruments
---------------------
The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

Foreign Currency Translation
----------------------------
Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. The functional currency is considered to be US dollars.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 August 31, 2005
--------------------------------------------------------------------------------

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

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 29% of the outstanding common stock, and have made no interest, demand loans to the Company of $55,472, and a demand note payable of $30,000 plus interest of 10% starting September 21, 2005, if not paid.

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

Results Of Operations For Period Ending August 31, 2005

We did not earn any revenues during the nine-month period ending August 31, 2005. We incurred operating expenses in the amount of $21,326 for the nine-month period ended August 31, 2005, as compared to a loss of $14,034 for the comparative period in fiscal 2004.

At August 31, 2005, we had cash on hand of $9,529 and liabilities of $87,107 consisting of related party notes payable of $30,000, related party accounts payable of $55,472 and accounts payable of $1,635.


ITEM 3:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on August 31, 2005. This evaluation was conducted by our chief executive officer, Jeff Yenyou Zheng, and our principal accounting officer, Michael Liu.

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

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended August 31, 2005.

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

DATED:  October 22, 2005

The Bralorne Mining Company

/s/ Jeff Yenyou Zheng

------------------------------
Jeff Yenyou Zheng, President