Form 10KSB
period 2005-11-30
BRALORNE MINING CO
filed 2006-02-28
CIK 1077637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X )    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF
        1934

                             For  the   fiscal  year  ended   November 30, 2005
                                                             ------------------

(  )    TRANSITION  REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                             For the transition period from          to
                                                            --------    --------

                             Commission file number 000-25707

                           THE BRALORNE MINING COMPANY
              -----------------------------------------------------
                 (Name of small business issuer in its charter)

                 Nevada                                    98-0372780
--------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1055 West Hastings Street, Suite 1980, Vancouver, B.C., Canada        V6E 2E9
--------------------------------------------------------------    --------------
         (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number      (604) 782-2198
                           --------------------------

Securities registered under Section 12(b) of the Exchange Act:

    Title of each share               Name of each exchange on which registered

Common Shares with par value                            N/A
of $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act_______

Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as  defined in
Rule 12b-2 of the  Exchange  Act).  Yes [ X ] No [    ]

State issuer's revenues for its most recent fiscal year:  NIL

State the aggregate market value of the voting or non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,751,615 as at February 28, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as at the latest practicable date. 11,040,050 common shares with a par value of $0.001 per share as at February 28, 2006

                                TABLE OF CONTENTS
================================================================================

                                     PART 1
                                     ------
                                                                                                    Page
                                                                                                    ----
Item 1.          Description of Business                                                                3

Item 2.          Description of Property                                                                6

Item 3.          Legal Proceedings                                                                     11

Item 4.          Submission of Matters to a Vote of Security Holders                                   11

                                     PART 11
                                     -------
Item 5.          Market for Common Equity and Related Stockholder Matters.                             11

Item 6.          Management's Discussion and Analysis or Plan of Operation.                            12

Item 7.          Financial Statements.                                                                 13

Item 8.          Changes  in and  Disagreements  With  Accountants  on  Accounting  and  Financial
                 Disclosure.                                                                           21

Item 8A          Controls and Procedures.                                                              21

                                    PART 111
                                    --------
Item 9.          Directors,  Executive  Officers,  Promoters and Control Persons;  Compliance with
                 Section 16(a) of the Exchange Act.                                                    22

Item 10.         Executive Compensation                                                                25


Item 11.         Security  Ownership  of Certain  Beneficial  Owners and  Management  and  Related
                 Stockholder Matters.                                                                  26

Item 12.         Certain Relationships and Related Transactions.                                       27

Item 13.         Exhibits and Reports on Form 8-K.                                                     27

Item 14.         Principal Accountant Fees and Service.                                                28

                 Signatures                                                                            28

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

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2005, there were 11,040,050 shares outstanding. The Company's shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol "BLNM".

Since inception, the Company has been engaged in the exploration its sole mineral claim, the Golden claim located in the Bralorne area of British Columbia, Canada and has performed assessment work sufficient to maintain the claim in good standing with the Ministry of Mines and Energy for the Province of British Columbia.

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

Presently, the Company files with the United States Securities and Exchange Commission its annual reports and interim reports on Forms 10-KSB and 10-QSB. The public may read and copy any material the Company files with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20002 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and therefore the public can review the Company's filing on the SEC Internet site that contains reports, proxy, and information statements, and other information regarding the Company. This information can be obtained by accessing the SEC website address at http://www.sec.gov.

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

Claim: a portion of mining ground held under the Provincia laws by the Company by virtue of a specific location and recorded with the Government as to the rights to explore the minerals thereon.

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

================================================================================

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

================================================================================

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of our fiscal year ended November 30, 2005.

                                     PART II

================================================================================

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

================================================================================

(a)     Market Information

Our shares of common stock have traded on the OTC Bulletin Board since November 9, 2005. The OTC Bulletin Board is a network of security dealers who buy and sell stock. A computer network that provides information on current "bids" and "asks", as well as volume information, connects the dealers. The following table sets forth the high and low closing prices of our common shares traded on the OTC Bulletin Board:

        Period                                 High                  Low
        ------                                 ----                  ---
        Nov 9, 2005 to Nov 30, 2005                    no trades
        Dec 1, 2005 to Jan 31, 2005            $2.50                 $0.28

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)     Holders

As at November 30, 2005, the Company had 65 shareholders of record.

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

================================================================================

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================

Overview

The Company was incorporated on December 2, 1998 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2005, there were 11,040,050 shares outstanding. The Company is an exploration stage company. There is no assurance that ore reserves exist in the Golden claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

Liquidity and Capital Resources
-------------------------------
As at November 30, 2005, the Company had $7,528 in assets, consisting entirely of cash, and $90,795 in liabilities. The liabilities at the same date consisted of $30,058 in notes payable (including accrued interest), $59,072 in related party payables and $1,665 in general accounts payable.

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

The Company will not conduct mining operations on its claim for many years, and maybe not at all. Unless substantial funding is raised over the next few years the Company might not be able to realize its objective of fully exploring the Golden claims and might eventually cease as a going concern. The Company does not anticipate acquiring any significant assets in the foreseeable future.

At the present time, the Company has no contractual obligations for leasing premises. There are no employment agreements or work commitments on the Golden claims.

At present, the directors devote time to the affairs of the Company as required. There are no plans to hire any employees at this time. The Company may use the services of consultants in the exploration of the Golden claim.

Results of Operations
---------------------
The Company did not earn any revenues during the fiscal year ended November 30, 2005. The Company does not anticipate earning revenues until such time as it has entered into commercial production of the Golden claim. As the Company is presently in the exploration stage of its business, it can provide no assurance that it will discover economic mineralization on its property, or if such minerals are discovered, that it will enter into commercial production.

The Company incurred operating expenses in the amount of $27,015 for the fiscal year ended November 30, 2005. Total net loss did not change appreciably from fiscal 2004 ($22,930).

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
Certified Public Accountants and Business Consultants

                                                        Telephone 801-268-2632
                                                        Fax 801-262-3978

Board of Directors
The Bralorne Mining Company
Vancouver B.C. Canada

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of The Bralorne Mining Company (pre-exploration stage company) at November 30, 2005 and the statements of operations, stockholders' equity, and cash flows for the years ended November 30, 2005 and 2004 and the period December 2, 1998 (date of inception) to November 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bralorne Mining Company at November 30, 2005 and the statements of operations, and cash flows for the years ended November 30, 2005 and 2004 and the period December 2, 1998 (date of inception) to November 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


Salt Lake City, Utah
February 6, 2006                           s\Madsen & Associates, CPA's  Inc.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                                  BALANCE SHEET
                                November 30, 2005

ASSETS
CURRENT ASSETS

   Cash                                                               $   7,528
                                                                      ---------

        Total Current Assets                                          $   7,528
                                                                      =========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

     Note and accrued interest payable - related party                 $ 30,058
    Account payable - related party                                      59,072
   Accounts payable                                                       1,665
                                                                       ---------

       Total Current Liabilities                                         90,795
                                                                         ------

STOCKHOLDERS'  DEFICIENCY

   Common stock
        200,000,000 shares authorized, at $0.001 par  value;
       11,040,050 shares issued and outstanding                          11,040

   Capital in excess of par value                                        45,972

   Deficit accumulated during the pre-exploration stage                (140,279)
                                                                       ---------

       Total Stockholders' Deficiency                                   (83,267)
                                                                       ---------



              The accompanying notes are an integral part of these
                             financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                             STATEMENT OF OPERATIONS
             For the Years Ended November 30, 2005 and 2004 and the
        Period December 2, 1998 (date of inception) to November 30, 2005


                                                 Nov 30,           Nov 30,          Dec 2, 1998 to
                                                  2005              2004             Nov 30, 2005
                                                  ----              ----             ------------

REVENUES                                    $           -         $         -         $         -

EXPENSES                                            27,015              22,930            140,279
                                            ---------------       -------------       ------------
NET LOSS                                         $ (27,015)       $    (22,930)       $  (140,279)
                                            ===============       =============       ============

NET LOSS PER COMMON SHARE

   Basic and diluted                           $     -            $    -
                                               --------           -------



AVERAGE OUTSTANDING SHARES

    Basic   (stated  in 1,000's)                11,040             11,040
                                               --------           -------


                 The accompanying notes are an integral part of
                            these financ statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (deficiency)
               For the Period December 2, 1998 (Date of Inception)
                              to November 30, 2005



                                                             Common Stock                   Capital in
                                                    -------------------------------          Excess of         Accumulated
                                                        Shares             Amount            Par Value           Deficit
                                                    --------------     ------------       ---------------    ------------------
Balance December 2,  1998 (date of inception)            -               $     -             $      -           $        -

Issuance of common stock for cash                    5,000,000             5,000                    -                    -
   at $ .001 - January 15,  1999
 Issuance of common stock for cash
    at $ .002 - January 26, 1999                     6,000,000             6,000                6,000                    -
Issuance of common stock for cash
    at $ .25 - February 5, 1999                         40,050                40                9,972                    -
Net operating loss for the period
   December 2, 1998  to November 30, 1999                    -                 -                    -              (27,887)
Net operating loss for the year
   ended November 30, 2000                                   -                 -                    -               (7,771)
Net operating loss for the year
   ended November 30, 2001                                   -                 -                    -               (8,388)
Contributions to capital - expenses                          -                 -               12,000                    -
Net operating loss for the year
  ended November 30,  2002                                   -                 -                    -               (22,624)
Contributions to capital - expenses                          -                 -               12,000                     -
Net operating loss for the year
   ended November 30, 2003                                   -                 -                    -               (23,664)
Contributions to capital - expenses                          -                 -                6,000                     -
Net operating loss for the year
   ended November 30, 2004                                   -                 -                    -               (22,930)
                                                    --------------     ------------       ---------------    ------------------
Balance November 30, 2004                           11,040,050            11,040               45,972              (113,264)

Net operating loss for the year
   Ended November 30, 2005                                   -                 -                    -              (27,015)
                                                    --------------     ------------       ---------------    ------------------
Balance November 30, 2005                           11,040,050          $ 11,040              $ 45,972           $ (140,279)
                                                    ==============     ============       ===============    ==================



                          The accompanying notes are an
                  integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Years Ended November 30, 2005 and 2004 and the
        Period December 2, 1998 (date of inception) to November 30, 2005



                                                                            Nov 30,       Nov 30,        Dec 2, 1998 to
                                                                              2005         2004            Nov 30, 2005
                                                                              -----        ----            ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                                 (27,015)      $ (22,930)       $  (140,279)
   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

             Changes in notes and accounts payable                           15,939           5,534             60,795
             Contributions to capital - expenses                                  -           6,000             30,000
                                                                            --------      ----------        -----------

          Net Cash Used in Operations                                       (11,076)        (11,396)           (49,484)
                                                                            ---------     ----------        -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                                  -               -                  -
                                                                            ---------     ----------        -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from notes payable - related parties                              -          30,000             30,000
       Proceeds from issuance of common stock                                     -               -             27,012
                                                                            ---------     ----------        -----------

   Net Change  in Cash                                                      (11,076)         18,604              7,528


   Cash at Beginning of Period                                               18,604               -                  -
                                                                            ---------     ----------        -----------

   Cash at End of Period                                                    $ 7,528         $18,604            $ 7,528
                                                                            =========     ==========        ===========



              The accompanying notes are an integral part of these
                             financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2005

================================================================================
1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on December 2, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and exploring mineral properties. At the balance sheet date a mineral property with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and is considered to be in the pre-exploration stage.

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

On November 30, 2005, the Company had a net operating loss available for carry forward of $140,279. The income tax benefit of approximately $42,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire starting in 2020 through 2026.

Revenue Recognition
-------------------
Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
----------------------------------
The company will expense advertising and market development costs as incurred.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                November 30, 2005

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

Financial Instruments
---------------------
The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

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

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                November 30, 2005

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

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 29% of the outstanding common stock, and made no interest, demand loans to the Company of $59,072.

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

                                                               Term as
                                                               Director
        Name          Age    Position Held                      Since
        ----          ---    --------------                     -----
  Jeff Yenyou Zheng    48    President and Director             2004

     Michael Liu       44    Chief Financial  Officer           2004
                             and Director

   Dr. Y.B. Ian He     48    Director                           2004

     Larry Wang        52    Director                           2004

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

Michael Liu - Director and Chief Financial Officer

Mr. Liu is Director, Executive Vice President and Chief Financial Officer of Pacific Mines Inc., a mining company listed on the TSX Venture Exchange, and also the Managing Director of Beijing United Capital Investment Co. and President of Shanghai East China Capital Co. Ltd. He holds a Masters of Arts in Economics from the University of New Brunswick and Masters of Business Administration from the University of British Columbia.

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

            Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended November 30, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

              Name             Number of Late Reports   Transactions Not Timely   Known Failures to File a
                                                               Reported                 Required Form
     Jeff Yenyou Zheng                   0                         0                          0

        Michael Liu                      0                         0                          0

      Dr. Y.B. Ian He                    0                         0                          0

        Larry Wang                       0                         0                          0

================================================================================

                         ITEM 10. EXECUTIVE COMPENSATION

================================================================================

                    Summary Compensation Table (Fiscal 2005)

                                                                     Long Term Compensation (US Dollars)
                                         Annual Compensation               Awards              Payouts
           (a)                (b)         (c)           (e)           (f)           (g)         (h)          (i)
                                                       Other       Restricted    Options/                 All other
                                                      Annual         Stock          SAR        LTIP        compen-
   Name and Principal                                  Comp.         awards         (#)       payouts      sation
            ----------                                                              ---
         position             Year       Salary         ($)           ($)                       ($)          ($)
         --------             ----       ------         ---           ---                       ---          ---
Jeff Yenyou Zheng             2005        -0-           -0-           -0-           -0-         -0-          -0-
President and Director

Michael Liu                   2005        -0-           -0-           -0-           -0-         -0-          -0-
C.F.O. and Director

Larry Wang                    2005        -0-           -0-           -0-           -0-         -0-          -0-
Chairman of the Board and
Director

Y.B. Ian He                   2005        -0-           -0-           -0-           -0-         -0-          -0-
Director

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

The number of shares subject to Rule 144 are 5,000,000 common shares, 3,250,000 of which are held by the directors and executive officers of the Company.

There are no shares being publicly offered by the Company pursuant to an employee benefit plan or dividend reinvestment plan.

Since inception, no cash or stock dividends have been declared by the Board of Directors.

The following table sets forth as at February 28, 2006, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

================================================================================

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

================================================================================

Our officers and directors have advanced unsecured, non-interest bearing demand loans totalling $59,072 to us.

Otherwise, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

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


The Company did not file any current reports on Form 8-K during the last quarter of fiscal 2005.

================================================================================

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

================================================================================

Our principal accountants, Madsen & Associates, CPA's Inc., rendered invoices to us during the fiscal periods indicated for the following fees and services:

                             Fiscal year ended             Fiscal year ended
                             November 30, 2005             November 30, 2004

Audit fees                       $2,250                         $2,400
Audit-related fees                 Nil                            Nil
Tax fees                           Nil                            Nil
All other fees                   $1,665                         $2,600

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our annual reports on Form 10-QSB.

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

                                                      Date: February 28, 2006

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                                       By: /s/ "Yenyou Zheng"
                                                       -------------------------
                                                       Jeff Yenyou Zheng
                                                       President and Director

                                                       Date: February 28, 2006
                                                       -------------------------
                                                       By:  /s/  "Michael Liu"
                                                       Michael Liu
                                                       Chief Accounting Officer,
                                                       Chief Financial Officer

                                                       Date: February 28, 2006