Form 10QSB
period 2006-02-26
BRALORNE MINING CO
filed 2006-05-02
CIK 1077637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   February 28, 2006
                                      ------------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,040,050 shares of $0.001 par value common stock outstanding as of April 20, 2006.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                            BALANCE SHEET -unaudited
                                February 28, 2006


ASSETS
CURRENT ASSETS
         Cash                                                                                         $   5,498
                                                                                                        -------

         Total Current Assets                                                                         $   5,498
                                                                                                        =======



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

    Note and accrued interest payable - related party                                                   $ 30,118
    Account payable - related party                                                                       62,672
                                                                                                          ------

                  Total Current Liabilities                                                               92,790
                                                                                                          ------

STOCKHOLDERS'  DEFICIENCY

   Common stock
        200,000,000 shares authorized, at $0.001 par value;
       11,040,050 shares issued and outstanding                                                           11,040

   Capital in excess of par value                                                                         45,972

         Deficit accumulated during the pre-exploration stage                                             (144,304)
                                                                                                          --------

                  Total Stockholders' Deficiency                                                          (87,292)
                                                                                                         ---------

                                                                                                          $ 5,498
                                                                                                           ======



   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                       STATEMENT OF OPERATIONS - unaudited
          For the Three Months Ended February 28, 2006 and 2005 and the
        Period December 2, 1998 (date of inception) to February 28, 2006


                                                    Feb 28,            Feb 28,            Dec 2, 1998 to
                                                      2006              2005               Feb 28, 2006
                                                      ----              ----               ------------

REVENUES                                    $           -         $         -               $         -

EXPENSES                  4,025                       7,474            144,304
                          -----                      ------            -------
NET LOSS                                          $ (4,025)             $ (7,474)            $ (144,304)
                                                    =======               =======             =========



NET LOSS PER COMMON SHARE

   Basic and diluted                                                 $     -            $    -
                                                                       -------           -------



AVERAGE OUTSTANDING SHARES

    Basic   (stated  in 1,000's)                                       11,040             11,040
                                                                       ------             ------



   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                       STATEMENT OF CASH FLOWS -unaudited
          For the Three Months ended February 28, 2006 and 2005 and the
        Period December 2, 1998 (date of inception) to February 28, 2006


                                                       Feb 28,            Feb 28,            Dec 2, 1998 to
                                                       2006               2005                 Feb 28, 2006
                                                       -----              ----                 ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                           $(4,025)          $ (7,474)                $(144,304)
Adjustments to reconcile net loss to
       net cash provided by operating
       activities
             Changes in notes and accounts payable      1,995              5,261                   62,790
             Contributions to capital - expenses            -                  -                   30,000

Net Cash Used in Operations                            (2,030)            (2,213)                 (51,514)
                                                      --------          --------                  -------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                            -                  -                        -
                                                     --------           --------                 --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from notes payable - related parties        -                  -                   30,000
       Proceeds from issuance of common stock               -                  -                   27,012
                                                     ---------          --------                  -------

   Net Change in Cash                                  (2,030)            (2,213)                   5,498

   Cash at Beginning of Period                          7,528             18,604                        -
                                                       -------          --------                  -------


   Cash at End of Period                              $ 5,498            $16,391                   $ 5,498
                                                       =======           =======                  ========


   The accompanying notes are an integral part of these financial statements.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2006



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

On February 28, 2006, the Company had a net operating loss available for carry forward of $144,304. The income tax benefit of approximately $43,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire starting in 2020 through 2026.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                February 28, 2006



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

                           THE BRALORNE MINING COMPANY
                         (Pre-Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                February 28, 2006


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

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 29% of the outstanding common stock, and have accrued expenses due them of $62,672, and a demand note payable of $30,000 plus interest of 10% starting September 21, 2005.

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

As well, we anticipate spending an additional $22,000 on administrative fees, including fees payable in connection with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $29,000.

We will not be able to proceed with the first stage of exploration without additional financing. We will require additional financing in order to complete additional exploration and to cover anticipated administrative costs.

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

Results Of Operations For Period Ending February 28, 2006

We did not earn any revenues during the three-month period ending February 28, 2006. We incurred operating expenses in the amount of $4,025 for the three-month period ended February 28, 2006, as compared to a loss of $7,474 for the same period of the fiscal 2005.

At February 28, 2006, we had cash on hand of $5,498 and liabilities of $92,790 consisting of related party note and accrued interest payable of $30,118, and related party accounts payable of $62,672.


ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on February 28, 2006. This evaluation was conducted by our chief executive officer, Jeff Yenyou Zheng, and our principal accounting officer, Michael Liu.

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

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended February 28, 2006.

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

DATED:  May 1, 2006

The Bralorne Mining Company

/s/ Jeff Yenyou Zheng

------------------------------
Jeff Yenyou Zheng, President