Form 10QSB
period 2006-05-31
BRALORNE MINING CO
filed 2006-07-10
CIK 1077637

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 2006

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                         Commission File No. 0-25707

                         THE BRALORNE MINING COMPANY
               ---------------------------------------------
               (Name of Small Business Issuer in its Charter)

              Nevada                               91-1948355
   -----------------------------------------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer I.D. No.)
    incorporation or organization)

    1055 West Hastings Street, Vancouver, British Columbia V6E2E9, Canada
    ---------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number: (604) 782-2198

Indicate by check mark whether the Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.   Yes  [X]         No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:
                             July 7, 2006
                             Common Stock: 11,040,050

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                          THE BRALORNE MINING COMPANY
                        (Pre-Exploration Stage Company)
                                BALANCE SHEETS
                    AS OF MAY 31, 2006 AND NOVEMBER 30, 2005
             (Currency expressed in United States Dollars ("US$"))

                                       May 31, 2006       November 30, 2005
                                        (unaudited)            (audited)
ASSETS

CURRENT ASSETS
 Cash                                   $    8,579            $    7,528
                                         ---------             ---------
Total current assets                    $    8,579            $    7,528
                                         =========             =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Note and accrued interest payable -
  related party                         $   30,868            $   30,058
 Accounts payable - related party           67,672                59,072
 Accounts payable                                -                 1,665
                                         ---------             ---------
Total current liabilities               $   98,540            $   90,795
                                         ---------             ---------
STOCKHOLDERS' DEFICIENCY
 Common stock 200,000,000 shares
  authorized, at $0.001 par value;
  11,040,050 shares issued and
  outstanding                               11,040                11,040
 Capital in excess of par value             45,972                45,972
 Deficit accumulated during the pre-
  exploration stage                       (146,973)             (140,279)
                                         ---------             ---------
Total stockholders' deficiency             (89,961)              (83,267)
                                         ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $    8,579            $    7,528
                                         =========             =========

The accompanying notes are an integral part of these financial statements.

                         THE BRALORNE MINING COMPANY
                       (Pre-Exploration Stage Company)
                           STATEMENT OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2006 AND 2005 AND THE
      PERIOD FROM DECEMBER 2, 1998 (Inception) TO MAY 31, 2006 (unaudited)
            (Currency expressed in United States Dollars ("US$"))


                           Three Months       Six Months        December 2, 1998
                         May 31,  May 31,   May 31,   May 31,       to May 31,
                          2006     2005      2006      2005            2006
                       ---------------------------------------------------------
REVENUE                $      -  $      -   $      -  $       -    $       -

EXPENSES                 (2,669)   (7,637)    (6,694)   (15,111)    (146,973)
                        -------   -------    -------   --------     --------
NET LOSS               $ (2,669) $ (7,637)  $ (6,694) $ (15,111)   $(146,973)
                        =======   =======    =======   ========     ========
NET LOSS PER COMMON
 SHARE
 Basic and diluted     $      -  $      -   $      -  $       -    $       -
                        =======   =======    =======   ========     ========
AVERAGE OUTSTANDING
 SHARES
 Basic (stated in
  1,000's)               11,040    11,040     11,040     11,040       11,040
                        =======   =======    =======   ========     ========


The accompanying notes are an integral part of these financial statements.

                         THE BRALORNE MINING COMPANY
                       (Pre-Exploration Stage Company)
                           STATEMENT OF CASH FLOWS
      FOR THE SIX MONTHS ENDED MAY 31, 2006 AND 2005 AND THE PERIOD FROM
            DECEMBER 2, 1998 (Inception) TO MAY 31, 2006 (unaudited)
             (Currency expressed in United States Dollars ("US$"))
                                                                     December 2,
                                                                      1998 to
                                    May 31, 2006    May 31, 2005    May 31, 2006
                                   ---------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net loss                            $  (6,694)       $  (15,111)    $ (146,973)

 Adjustments to reconcile net
  loss to net cash provided by
  operating activities

  Change in accounts payable             7,745             7,551         68,540
  Contributions to capital -
   expenses                                  -                 -         30,000

Net cash provided by/(used in)
 operating activities                    1,051            (7,560)       (48,433)
                                       -------           -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES         -                 -              -
                                       -------           -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable -
  related parties                            -                 -         30,000
 Proceeds from issuance of
  common stock                               -                 -         27,012
                                       -------           -------        -------
Net cash provided by financing
 activities                                  -                 -         57,012
                                       -------           -------        -------
Net change in cash and cash
 equivalents                             1,051            (7,560)         8,579
                                       -------           -------        -------
Cash and cash equivalents, beginning
 of period                               7,528            18,604              -
                                       -------           -------        -------
Cash and cash equivalents, end
 of period                           $   8,579        $   11,044     $    8,579
                                       =======           =======        =======


The accompanying notes are an integral part of these financial statements.

                         THE BRALORNE MINING COMPANY
                       (Pre-Exploration Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                MAY 31, 2006

1.       ORGANIZATION AND BUSINESS BACKGROUND

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

*       Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

*       Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

*       Income Taxes

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

On May 31, 2006, the Company had a net operating loss available for carry forward of $146,973. The income tax benefit of approximately $43,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire starting in 2020 through 2026.

*       Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

*       Advertising and Market Development

The Company will expense advertising and market development costs as incurred.

*       Basic and Diluted Net Income (Loss) Per Share

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

*       Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

                         THE BRALORNE MINING COMPANY
                       (Pre-Exploration Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                MAY 31, 2006

*       Unproven Mineral Claim Costs

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

*       Environmental Requirements

At the report date environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

*       Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

*       Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. The functional currency is considered to be US dollars.

*       Estimates and Assumptions

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

*       Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No.123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. The adoption of SFAS 123R did not have a material impact on the Company's financial statements or results of operations.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS
No. 123R that remain unvested on the effective date. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or
(b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting SFAS No. 123R.

In November 2004, the FASB issued SFAS Statement No.151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company has adopted these provisions, if any, at the beginning of the fiscal year 2006.

                         THE BRALORNE MINING COMPANY
                       (Pre-Exploration Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                MAY 31, 2006

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company has adopted these provisions, if any, at the beginning of the fiscal year ended December 31, 2006.

In February 2006, the FASB issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

4.       SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 29% of the outstanding common stock, and have accrued expenses due them of $67,672 and a demand note payable of $30,000 plus interest of 10% starting September 21, 2005.

                         THE BRALORNE MINING COMPANY
                       (Pre-Exploration Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                MAY 31, 2006

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

Item 2 - Management's Discussion and Analysis

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements regarding The Bralorne Mining Company, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. A detailed discussion of some of the risks that may cause such a difference has been set forth in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2006 in the section numbered "Item 1" under the heading "Description of Business: Risk Factors."

     Because these and other risks may cause Bralorne Mining's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this report. Readers should also take note that Bralorne Mining will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

     Plan of Operations

     Our plan of operation for the twelve months following the date of this report is to conduct exploration on the Bralorne property. We expect the exploration will consist of geochemical analysis of rock and soil sampling. We anticipate that this stage of exploration will cost approximately $7,000.

     In addition, we anticipate spending $22,000 on administrative fees, including legal and accounting fees that we will incur in complying with our obligation to file reports with the Securities and Exchange Commission. Therefore, our total expenditures over the next 12 months are expected to be approximately $29,000.

     We will not be able to proceed with the first stage of our exploration of the Bralorne property unless we obtain additional financing. We will require additional financing in order to complete additional exploration and to cover anticipated administrative costs.

     In order to obtain additional funds, it will be necessary that we sell a portion of the equity in Bralorne Mining in some form of security. However, we cannot provide investors with any assurance that we will be able to raise sufficient funds from the sale of our equity to fund further exploration. We do not have any arrangements in place for any future equity financing. In the event such funds are not obtained when needed, further exploration of the Bralorne property will be delayed.

     Results Of Operations For Period Ending February 28, 2006

     We did not earn any revenues during the six-month period ended May 31, 2006. We incurred operating expenses in the amount of $6,694 for the six-month period ended May 31, 2006, as compared to a loss of $15,111 for the same period of the fiscal 2005. Our expenses consisted primarily of legal and accounting expenses incurred in connection with maintaining our status as a public reporting company.

     At May 31, 2006, we had cash on hand of $8,579 and current liabilities of $98,540 consisting of a related party note and accrued interest payable of $30,868, and related party accounts payable of $67,672.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3 - Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Jeff Yenyou Zheng, our Chief Executive Officer, and Michael Liu, our Chief Financial Officer, carried out an evaluation of the effectiveness of Bralorne Mining's disclosure controls and procedures as of May 31, 2006. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Bralorne Mining Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Bralorne Mining Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Messrs. Zheng and Liu concluded that Bralorne Mining's system of disclosure controls and procedures was effective as of May 31, 2006 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Bralorne Mining Company's second fiscal quarter that has materially affected or is reasonably likely to materially affect Bralorne Mining Company's internal control over financial reporting.

                                   PART II

                              OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Unregistered sales of equity securities

     None.

(e)  Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal year 2006.

Item 3.   Defaults upon senior securities

     None

Item 4.   Submission of matters to a vote of security holders

     None.

Item 5.   Other information

     None.

Item 6.   Exhibits

Exhibits

     31.1    Rule 13a-14(a) Certification - Chief Executive Officer
     31.2    Rule 13a-14(a) Certification - Chief Financial Officer
     32      Rule 13a-14(b) Certification

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 10, 2006             THE BRALORNE MINING COMPANY

                                  By:  /s/ Jeff Yenyou Zheng
                                  --------------------------
                                  Jeff Yenyou Zheng, Chief
                                   Executive Officer

                                  By: /s/ Michael Liu
                                  ----------------------------
                                  Michael Liu, Chief Financial
                                   Officer