Form 10QSB/A
period 2006-05-31
BRALORNE MINING CO
filed 2006-07-18
CIK 1077637

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB/A
                                (Amendment #1)

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

Amendment No. 1
---------------

This Amendment is being filed to add an introductory paragraph to Note 2 to the Financial Statements.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements as of May 31, 2006 and for the six months ended May 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended May 31, 2006 and 2005 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 2005.

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