Form 10QSB
period 2006-08-31
BRALORNE MINING CO
filed 2006-10-13
CIK 1077637

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 2006

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                        Commission File No. 0-25707

                        THE BRALORNE MINING COMPANY
              ----------------------------------------------
              (Name of Small Business Issuer in its Charter)

                Nevada                            91-1948355
   ---------------------------------------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer I.D. No.)
      incorporation or organization)

     Building 3, Area 106, Room 1-1802, North Si Huan Road, Chaoyang
                    District, Beijing, P.R. China   100029
     ------------------------------------------------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  86-10-64960169

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

                          October 10, 2006
                          Common Stock: 11,040,050

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]

                          THE BRALORNE MINING COMPANY
                        (Pre-Exploration Stage Company)
                           CONDENSED BALANCE SHEETS
                  AS OF AUGUST 31, 2006 AND NOVEMBER 30, 2005
             (Currency expressed in United States Dollars ("US$"))



                                            August 31,     November 30,
                                                  2006             2005
                                           (unaudited)        (audited)
ASSETS
 CURRENT ASSETS
  Cash                                      $       -      $     7,528
                                             --------         --------
Total current assets                        $       -      $     7,528
                                             ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES
  Note and accrued interest payable -
   related party                            $       -      $    30,058
  Accounts payable - related party                  -           59,072
  Accounts payable                                  -            1,665
                                             --------         --------
 Total current liabilities                          -           90,795
                                             --------         --------
STOCKHOLDERS' DEFICIENCY
 Common stock 200,000,000 shares
  authorized, at $0.001 par value;
  11,040,050 shares issued and
  outstanding                                  11,040           11,040
 Capital in excess of par value               136,234           45,972
 Deficit accumulated during the pre-
  exploration stage                          (147,274)        (140,279)
                                             --------         --------
 Total stockholders' deficiency                     -          (83,267)
                                             --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $       -        $   7,528
                                             ========         ========

The accompanying notes are an integral part of these condensed financial statements.

                        THE BRALORNE MINING COMPANY
                      (Pre-Exploration Stage Company)
                     CONDENSED STATEMENT OF OPERATIONS
     FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2006 AND 2005 AND THE PERIOD FROM DECEMBER 2, 1998 (Inception) TO AUGUST 31, 2006 (unaudited)
             (Currency expressed in United States Dollars ("US$"),
                        except for number of shares)


                         Three Months          Nine Months
                     --------------------- ---------------------
                                                                   December 2,
                     August 31, August 31, August 31, August 31,     1998 to
                        2006       2005      2006        2005    August 31, 2006
                     ---------- ---------- ---------- ---------- ---------------
REVENUE              $       -  $       -  $       -  $       -    $        -

EXPENSES                   301      6,215      6,995     21,326       147,274
                      --------   --------   --------   --------     ---------
NET LOSS             $    (301) $  (6,215) $  (6,995) $ (21,326)   $ (147,274)
                      ========   ========   ========   ========     =========

NET LOSS PER COMMON
 SHARE
 Basic and diluted   $       -  $       -  $       -  $       -    $        -
                      ========   ========   ========   ========     =========
AVERAGE OUTSTANDING
 SHARES
 Basic (stated in
  1,000's)              11,040     11,040     11,040     11,040        11,040
                      ========   ========   ========   ========     =========



The accompanying notes are an integral part of these condensed financial statements.

                       THE BRALORNE MINING COMPANY
                      (Pre-Exploration Stage Company)
                     CONDENSED STATEMENT OF CASH FLOWS
      FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2006 AND 2005 AND THE PERIOD FROM DECEMBER 2, 1998 (Inception) TO AUGUST 31, 2006 (unaudited)
            (Currency expressed in United States Dollars ("US$"))

                                                                     December 2,
                                        August 31,    August 31,  1998 to August
                                              2006          2005        31, 2006
                                         ----------    ----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                $   (6,995)    $ (21,326)    $(147,274)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities
  Forgiveness of note and accounts
   payable - related party                   90,262             -       (90,262)
 Changes in assets and liabilities
  Accounts payable and accrued
   liabilities                              (90,795)       12,251             -
  Contributions to capital - expenses             -             -             -
                                           --------      --------      --------
 Net cash used in operating activities       (7,528)       (9,075)      (57,012)
                                           --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable - related
  parties                                         -             -        30,000
 Proceeds from issuance of common stock           -             -        27,012
                                           --------      --------      --------
 Net cash provided by financing activities        -             -        57,012
                                           --------      --------      --------

Net change in cash and cash equivalents      (7,528)       (9,075)            -

Cash and cash equivalents, beginning of
 period                                       7,528        18,604             -
                                           --------      --------      --------
Cash and cash equivalents, end of period  $       -     $   9,529     $       -
                                           ========      ========      ========
Supplemental disclosure of cash flow
 information
 Cash paid for income taxes               $       -     $       -     $       -
                                           ========      ========      ========

Cash paid for interest expenses           $       -     $       -     $       -
                                           ========      ========      ========

The accompanying notes are an integral part of these condensed financial statements.

                        THE BRALORNE MINING COMPANY
                      (Pre-Exploration Stage Company)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2006 AND 2005 AND THE PERIOD
        FROM DECEMBER 2, 1998 (Inception) TO AUGUST 31, 2006 (unaudited)
             (Currency expressed in United States Dollars ("US$"))

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited financial statements for the preceding fiscal year. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in our Annual Report on Form 10-KSB for the year ended November 30, 2005.

2.   ORGANIZATION AND BUSINESS BACKGROUND

The Company was incorporated under the laws of the State of Nevada on December 2, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and exploring mineral properties. At the balance sheet date a mineral property with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company is considered to be in the pre-exploration stage (see note 4).

Since its inception the Company has completed private placement offerings of 11,040,050 common shares for $27,012.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of August 31, 2006, the Company had a net operating loss available for carry forward of $147,274. The income tax benefit of approximately $43,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire starting in 2020 through 2026.

                        THE BRALORNE MINING COMPANY
                      (Pre-Exploration Stage Company)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2006 AND 2005 AND THE PERIOD
        FROM DECEMBER 2, 1998 (Inception) TO AUGUST 31, 2006 (unaudited)
             (Currency expressed in United States Dollars ("US$"))

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

                        THE BRALORNE MINING COMPANY
                      (Pre-Exploration Stage Company)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2006 AND 2005 AND THE PERIOD
        FROM DECEMBER 2, 1998 (Inception) TO AUGUST 31, 2006 (unaudited)
             (Currency expressed in United States Dollars ("US$"))

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

In November 2004, the FASB issued SFAS No.151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company has adopted these provisions, if any, at the beginning of the fiscal year 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements or results of operations.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument

                        THE BRALORNE MINING COMPANY
                      (Pre-Exploration Stage Company)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2006 AND 2005 AND THE PERIOD
        FROM DECEMBER 2, 1998 (Inception) TO AUGUST 31, 2006 (unaudited)
             (Currency expressed in United States Dollars ("US$"))

that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

4.   PURCHASE OF A MINERAL CLAIM

During February 1999, the Company acquired a mineral claim for $1.00 from a related party, known as "Golden" consisting of one 18 unit metric claim situated within the Bridge River gold camp near the town of Gold Bridge, British
Columbia and has an expiration date of December 15, 2006.

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

5.   SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 29% of the outstanding common stock, and have accrued expenses due them of $67,672 and a demand note payable of $30,000 plus interest of 10% starting September 21, 2005.

Four stockholders of the Company, including its officers-directors, entered into a Stock Purchase Agreement dated June 12, 2006 (the "Agreement") with the two individuals who are now the officers-directors of the Company. Pursuant to the Agreement, the balances of the demand note payable and accrued interest due to officers and directors and accounts payable were forgiven by the officers-directors when the stock purchase closed on July 27, 2006.

6.   GOING CONCERN

The Company intends to seek business opportunities that will provide a profit; however, it does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.
Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional related party loans, and equity funding, which will enable the Company to operate for the coming year.

Item 2 - Management's Discussion and Analysis

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements regarding The Bralorne Mining Company, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. A detailed discussion of some of the risks that may cause such a difference has been set forth in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2005 in the section numbered "Item 1" under the heading "Description of Business: Risk Factors."

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

         Results Of Operations For Period Ending August 31, 2006

     We did not earn any revenues during the nine-month period ended August 31, 2006. We incurred operating expenses in the amount of $6,995 for the nine-month period ended August 31, 2006, as compared to a loss of $21,326 for the same period of the fiscal 2005. Our expenses consisted primarily of legal and accounting expenses incurred in connection with maintaining our status as a public reporting company.

     At August 31, 2006, we had no cash on hand and no liabilities. For the immediate future, we expect to fund our ongoing business with loans from our management.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3 - Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Zhang Feng Ming, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Bralorne Mining's disclosure controls and procedures as of August 31, 2006. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Bralorne Mining Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Bralorne Mining Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Zhang concluded that Bralorne Mining's system of disclosure controls and procedures was effective as of August 31, 2006 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Bralorne Mining Company's third fiscal quarter that has materially affected or is reasonably likely to materially affect Bralorne Mining Company's internal control over financial reporting.

                                  PART II

                             OTHER INFORMATION

Item 1    Legal Proceedings

          None.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

     (c)  Unregistered sales of equity securities

          None

     (e)  Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal year 2006.

Item 3    Defaults upon senior securities

          None

Item 4    Submission of matters to a vote of security holders

          None

Item 5    Other information

          None

Item 6    Exhibits

Exhibits
          31      Rule 13a-14(a) Certification
          32      Rule 13a-14(b) Certification


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 12, 2006		THE BRALORNE MINING COMPANY

					By:  /s/ Zhang Feng Ming
                                        ----------------------------------------
                                        Zhang Feng Ming, Chief Executive Officer
                                         and Chief Financial Officer