Form 10KSB
period 2006-12-31
BRALORNE MINING CO
filed 2007-04-17
CIK 1077637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-25707

THE BRALORNE MINING COMPANY
(Name of Small Business Issuer in its Charter)

Nevada	91-1948355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

Room 618, +17 Anyuan Road, Chaoyang District, Beijing, P.R. China 100029
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 86-10-6498-7788

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. □

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___   No  X

State the issuer’s revenues for its most recent fiscal year: $ 824,626

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of April 12, 2007 was $ 552,002.

As of April 12, 2007 the number of shares outstanding of the Registrant’s common stock was 51,040,050 shares, $.001 par value.

Transitional Small Business Disclosure Format: Yes___  No  X

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of The Bralorne Mining Company. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

Item 1.	Business

The Bralorne Mining Company is a holding company with one subsidiary: Gold Profit (Asia) Group Limited (“Gold Profit”). Gold Profit was incorporated in 2006 as a Business Company under the laws of the British Virgin Islands. Gold Profit is a holding company that owns 100% of the registered capital of Beijing Quan Tong Chang Information Service Limited (“Beijing QTC”), a corporation organized under the laws of The People’s Republic of China.

Beijing QTC was founded in 2003 by Guoxing Xu and Shuying Zheng. In its three years of existence, it has developed two lines of business:

•
Beijing QTC operates a network of public payphones in Beijing. With 25 outlets located in universities, shopping malls and street corners, Beijing QTC distributes fixed line call times under distribution agreements with China Netcom (Beijing) Corporation Limited and China Netcom (Guangdong) Corporation Limited. In 2004, Beijing QTC controlled 34% of the public payphone market in Beijing.

•
Beijing QTC’s agreements with China Netcom (Beijing) and China Netcom (Guangdong) also provide Beijing QTC the authority to distribute the Voice over Internet Protocol (VoIP) services offered by those carriers. Under those arrangements, Beijing QTC designs and installs VoIP systems for business enterprises, primarily commercial buildings in Beijing.

During the past year, the growth trajectory and profitability of the public payphone business have been reduced by competition from mobile telecommunications. The growing availability of cell phones in China - 60 million new cell phone contracts are signed annually - is reducing demand for public payphones. For this reason, since 2005 management of Beijing QTC has been exploring alternative methods of participation in the telecommunications industry.

After a year of preparation, in 2006 Beijing QTC commenced marketing of international call forwarding services on a preliminary basis. The business quickly proved unprofitable, however, due to competition from major carriers. So in November 2006 Beijing QTC abandoned its international call forwarding operations. Management continues to explore ways of supplementing revenue from its payphone system.

Pay Phone Agency Services

In 2003 Beijing QTC contracted with two subsidiaries of China Netcom (Group) Company Limited, one of the largest telecommunications carriers in China. Under its contracts with the Beijing and Guangdong branches of China Netcom, Beijing QTC distributes fixed line call time on a non-exclusive basis. The vehicle for distribution is a network of pay phone outlets, each of which provides a private, air conditioned room for each phone. The hardware for these outlets is purchased by the community or the owner of the location and rented to Beijing QTC. Beijing QTC provides the phone line access and manages the phones. Beijing QTC also provides writing materials, drinking water and other amenities to the customers who use the phones.

When a customer uses one of the pay phones, China Netcom (Beijing) or China Netcom (Guangdong) calculates the tariff based on their published tariff rates. The carrier then collects from the user, and remits to Beijing QTC a percentage of the tariff that is fixed in the distribution agreements between Beijing QTC and the carriers.

In December 2006 Beijing QTC was managing 25 pay phone outlets. 4% of the outlets were in universities; 1% in train stations, and the remaining 95% were located on streets, often in conjunction with a shopping mall or convenience store. The most profitable of the outlets are those located in universities, as Chinese students usually do not have telephones in their dormitories. Over the past 18 months, however, 19 of Beijing QTC’s university-based outlets have been removed, due to construction activities at the universities. The loss of these outlets has contributed to the reduction in revenues experienced during 2006.

Internet Phone Services

China Netcom (Beijing) and China Netcom (Guangdong) have also authorized Beijing QTC to act as a distributor of their VoIP services. Generally, sale of the VoIP services must be accompanied by sale of the necessary hardware and software. So Beijing QTC provides full VoIP solutions to its customers - it purchases the necessary hardware and software, resells it to the customer, supervises installation, and trains the necessary personnel. For these services Beijing QTC receives a negotiated fee from the customer. It also receives a percentage of the tariff paid by its customers to the VoIP carriers.

In December 2006 Beijing QTC had 490 VoIP customers.

Personnel

Beijing QTC currently employs 16 individuals, all on a full-time basis. None of our employees belongs to a collective bargaining unit. Our relationships with our employees are good.

Item 2.	Properties

Our offices are located in 195 square meters of office space that we lease from our Chairman, Shuying Zheng. The lease terminates in June 2010. The annual rental is $15,384.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock has been quoted on the OTC Bulletin Board under the symbol “BLNM.OB” since December 1, 2005. Set forth below are the high and low bid prices for each of the five full or partial quarters between December 1, 2005 and December 31, 2006.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid
Quarter Ending	High	Low
December 31, 2005	$2.50	$.28

March 31, 2006	$.46	$.25
June 30, 2006	$.25	$.15
September 30, 2006	$.16	$.12
December 31, 2006	$.35	$.12

(b) Shareholders

Our shareholders list contains the names of 83 registered stockholders of record of the Company’s Common Stock.

(c) Dividends

The Company has not paid or declared any cash dividends on its Common Stock within the past three years and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

(d) Sale of Unregistered Securities

On November 2, 2006 Bralorne Mining acquired all of the outstanding capital stock of Gold Profit. In exchange for that equity, Gold Standard issued to the shareholders of Gold Profit 40,000,000 shares of common stock. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about the Company and who were acquiring the shares for their own accounts. There was no underwriter.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006

Item 6	Management’s Discussion and Analysis

Results of Operations

Our revenue in 2006 was 54% lower than in 2005. The primary reasons for the reduction were:

➢
The tariffs on mobile phone calls in China have fallen by approximately 80% in the past two years. As a result, the use of cell phones has increased dramatically, with a concomitant slackening of demand for our payphone services. When we initiated our business, the average cell phone tariff was five times the tariff on a call from our payphones. Now the difference is insignificant.

➢
Our attention in 2006 was focused on (a) becoming a public company and (b) developing our international call forwarding business. As a result, only minimal resources were devoted to marketing our VoIP solutions. The result was an 87% reduction in revenue from that business.

As our established businesses waned, management has been exploring alternative sources of revenue in the telecommunications field. In 2005 Beijing QTC paid $361,776 to a third-party software developer to obtain a state-of-the-art call forwarding capability. After a year of effort, we initiated the business in 2006. Unfortunately, we quickly discovered that the plummeting rates for cell phone calls charged by the major Chinese carriers rendered our call forwarding service unnecessary. So in November 2006 we abandoned the business. We have written off $284,328 of our investment in that business as of that date.

Management will continue to explore alternatives that will supplement the revenue from our current businesses. The future prosperity of our company will depend on their success. In the meantime, we are taking steps to make our payphones business again viable. To offset some of the factors that have diminished results recently, we intend to invest in new outlets, including outlets designed to serve as complete telecommunications stores, selling SIM cards, prepayment cards and the like. We also intend to invest in improving our billing system, to provide customers assurance of reliable billing.

In 2005 the gross margin we realized from our business totaled 61%. In 2006, our gross margin was 28%. We expect this decline to continue, and anticipate that the gross margin from our pay phone business will stabilize in the future between 22% and 28%. The primary reasons for the decline in gross margin are:

➢
Increased competition from the mobile carriers in China has forced the land line carriers to reduce their tariffs significantly. Recently the government of China has granted additional carrier licenses, which should intensify competition and force tariffs even lower.

➢
In late 2005 and early 2006 half of our outlets in universities were removed due to construction activities at the universities. Our university-based outlets are our most active and most profitable, as the students use pay phones for the sake of privacy and due to their lack of in-room phones. The loss of these outlets reduced our revenue and profits.

➢
The percentage of revenue gained by providing Internet phone solutions was reduced from 21% in 2005 to 6% in 2006. These contracting activities yielded a 95% gross profit in 2005 and a 92% gross profit in 2006. So our inability to replicate 2005 revenues in 2006 substantially reduced our gross margin.

Our results were further diminished in 2006 by a sharp increase in the ratio of our operating expenses to our revenues. In 2005 our operating expenses were equal to 10% of our revenue. In 2006, operating expenses were more than double our revenue. The increase in this ratio was a result, in part, of the substantial reduction in our level of revenue. An additional reason for the increase was the increase in expenses related to the development of our new international call forwarding business, such as a 241% increase in depreciation and amortization attributable to depreciation of our investment in the call forwarding infrastructure and leasehold improvements. However the primary reason for the increase was our payments to consultants. Our efforts to become a public company in the U.S. and London required that we retain a number of consultants in the investment banking field. In addition, our efforts to renew our business operations caused us to retain telecommunications consultants as well. As a result, we incurred over $1 million in consulting fees in 2006.

As a result of our reduced revenue and increased expenses, we realized a net loss of $1,913,670 in 2006. Our goal is that in 2007 our investment in the revival of our pay phone network, combined with one or more additional telecommunications ventures, will return our statement of operations to profitability.

Liquidity and Capital Resources

We began 2006 with a sizeable cash balance and nearly $1 million in accounts receivable. Both the cash and the receivables were exhausted during 2006, as our operations used $386,812 and our working capital was reduced to a deficit of $18,483. In order to sustain and grow our business, therefore, we will need capital.

We are currently engaged in discussions aimed at obtaining capital. We expect that in the next few months we will sell equity or combined debt-equity instruments in order to obtain the necessary capital. At the present time, however, we have not received any firm commitment for capital from any source.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2006, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2006.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations. There was one recent accounting pronouncement that may have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Standard may adversely affect the Company’s results of operations if the Company issues a material amount of capital stock for services.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Our payphone business will fail if we are unable to revitalize it.

The business plan with which we initiated our business relied on the significantly lower tariffs then charged for payphone calls relative to cell phone calls. Since we commenced the business, however, the tariffs on cell calls in China have fallen by 80%. As a result, the foundation of our business plan has been weakened. Unless we are able to revitalize that business with new initiatives or are able to replace it with a viable alternative business, our company will not succeed.

If a major carrier undertook to compete against us in the payphone business, our resources might not be sufficient to compete effectively.

There are low barriers to entry into the payphone business. We have no patents on the technology, nor are there significant trade secrets to give us a privileged position in the market. Our success in this business will depend on our marketing acumen and the quality of the service we provide. If a major telecommunications carrier or other highly capitalized business entered the market, our resources might not permit us to compete effectively against the competitor’s ability to devote vast capital and human resources to the project of accumulating the relationships that will be key to success in this business.

Our pay phone business could be eliminated if we lost our contract with China Netcom.

Our entire agency services (i.e. pay phone) business depends is predicated on the distribution agreement that we have with two subsidiaries of China Netcom. If those subsidiaries were to terminate our relationship for any reason, we would suffer substantial losses until we were able to introduce a substitute carrier. If no adequate substitute could be found, our business could fail.

A recession in China could significantly hinder our growth.

The success of our telecommunications initiatives will depend on continuation and expansion of recent economic trends in China. The growth of demand for telecommunications services will depend on the continued growth in prosperity of the Chinese population, which depend, in turn, on recent growth in business activity and disposable income in China. If there is a downturn in business activity in China, it will reduce the market for our services. Many financial commentators expect a recession to occur in China in the near future. The occurrence of a recession could significantly hinder our efforts to implement our business plan.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled marketing personnel and technicians. Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand. Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

We may have difficulty establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company. If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Government regulation may hinder our ability to function efficiently.

The national, provincial and local governments in the People’s Republic of China are highly bureaucratized. The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions. The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting. Significant delays can result from the need to obtain governmental approval of our activities. These delays can have an adverse effect on the profitability of our operations. In addition, compliance with regulatory requirements applicable to telecommunications services may increase the cost of our operations, which would adversely affect our profitability.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Currency fluctuations may adversely affect our operating results.

Beijing QTC generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China. However, as a subsidiary of Bralorne Mining, it will report its financial results in the United States in U.S. Dollars. As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies. From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi. In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi. Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

Bralorne Mining is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. The current members of the Board of Directors were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that the current directors will appoint them. As a result, the shareholders of Bralorne Mining will have no effective means of exercising control over the operations of Bralorne Mining.

Your ability to bring an action against us or against our directors, or to enforce a judgment against us or them, will be limited because we conduct all of our operations in China and because most of our management resides outside of the United States.

We conduct all of our operations in China through our wholly-owned subsidiary. All of our directors and officers reside in China and all of the assets of those Chinese residents are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the United States and of China may render you unable to enforce a judgment against our assets or the assets of our directors.

Item 7.	Financial Statements

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zheng Shuying	40	Chief Executive Officer, Chief Financial Officer, Director	2007
Guan Da Wei	43	Director	2006
Liu Meifeng	45	Director	2007

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Zheng Shuying. Since 2003 Ms. Zheng has been employed as Chief Executive Officer of Beijing QTC Information & Services Co., Ltd., the subsidiary of The Bralorne Mining Company. From 1992 to 2003, Ms. Zheng was Chief Executive Officer of Beijing Haodu Science & Technology Co. Ltd., which was engaged in the business of acquiring and marketing patents and other technology. From 1988 to 1992 Ms. Zheng was a Team Leader in the Finance Bureau of the City of Harbin in China, with responsibilities for auditing. In 1988 Ms. Zheng was awarded a graduate degree in the Management Science College of the Zhengzhou University in China.

Guan Da Wei. Since June 2006, Mr. Guan has been employed as Chairman of Gold Profit (Asia) Group Limited. From 1997 until June 2006, Mr. Guan was employed as Chief Executive Officer of Beijing Tuoke Technology Development Ltd., a company organized and owned by Mr. Guan. Mr. Guan is a graduate of the Beijing University of Chinese Medicine.

Liu Meifeng. Since 2003 Ms. Liu has been employed as a Manager of the Accounting Department of Beijing QTC Information & Services Co., Ltd., the subsidiary of The Bralorne Mining Company. From 1999 to 2003 Ms. Liu was employed as a Team Leader in the accounting department of Beijing Zhonglian Architecture & Decoration Engineering Co. Ltd. In 1999 Ms. Liu was awarded an undergraduate degree with a concentration by accounting by Renmin University of China.

In addition to the executive management of our company, certain employees of Beijing QTC will be responsible for the roll-out of our business plan. The following employees are considered “Key” to our success:

Guoqing Xu (Chairman of Beijing QTC). Mr. Xu founded a successful telecommunications technology provider in 1992, which he managed until he joined Zheng Shuying in founding Beijing QTC in 2003. From 1977 until 1992, Mr. Xu was employed as a Professor at the Beijing Post and Telecommunications University. Mr. Xu is a graduate of that same University.

Yabo Pei (Vice President - Operations for Beijing QTC). Before joining Beijing QTC in 2003, Mr. Pei was employed by the VoIP technology provider that he founded in 1999. From 1990 to 1996 Mr. Pei was the Marketing Director for a major Chinese home appliance company. Mr. Pei graduated from the Beijing Post and Telecommunications University.

Audit Committee; Compensation Committee

The Board of Directors has not yet appointed an Audit Committee or a Compensation Committee, due to the relatively small size of the Board. The Board does not have any member who qualifies as an audit committee financial expert, due to the fact that the current management only took control of this U.S. public company in November 2006.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006.

Item 10.	Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Bralorne Mining and its subsidiaries to Zheng Shuying, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2006, 2005 and 2004. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zheng Shuying	2006	$ 3,798	-	-	-	-
	2005	$ 3,798	-	-	-	-
	2004	$ 3,798	-	-	-	-

Employment Agreements

All of our executive officers are employed on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2006 and those options held by him on December 31, 2006.

Option Grants in the Last Fiscal Year
	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Zheng Shuying	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2006 and held by them unvested at December 31, 2006.

	Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have NotVested	Market Value of Shares That Have Not Vested
Zheng Shuying	0	--

Remuneration of Directors

None of the members of the Board of Directors received remuneration for service on the Board during 2006. The Board has committed to pay an annual fee of 80,000 Renminbi (approx. $10,000) to Guan Da Wei for his service on the Board.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are 51,040,050 shares of Bralorne Mining common stock issued and outstanding. The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this Report by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Zheng Shuying, our Chief Executive Officer;

•	each of our directors; and

•	all directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Zheng Shuying	0	--
Guan Da Wei	40,000,000	78.4%
Liu Meifeng	0	--

All officers and directors (3 persons)	40,000,000	78.4%

Zhang Feng Ming	3,800,000	7.4%
________________________________
(1) The address of each shareholder is Room 618, Building Hui An Xuan, +17 Anyuan Road, Chaoyang District, Beijing, P.R. China 100101.
(2) All shares are owned of record and beneficially.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0		0
Equity compensation plans not approved by security holders	0		0
Total	0		0

Item 12.	Certain Relationships and Related Transactions and Director Independence

None of the three individuals who serve as directors or officers of Bralorne Mining has engaged in any transaction with Bralorne Mining, Gold Profit or Beijing QTC during the past fiscal year that had a transaction value in excess of $60,000.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ National Market System.

Item 13.	Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm - 2006

Report of Independent Registered Public Accounting Firm - 2005

Consolidated Balance Sheets - December 31, 2006.

Consolidated Statements of Operations and Other Comprehensive Income - Years ended December 31, 2006 and 2005.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - Years ended December 31, 2006 and 2005.

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005.

Notes to Financial Statements

(b) Exhibit List

3-a	Certificate of Incorporation - filed as an exhibit to the Registration Statement on Form 10-SB (SEC File #0-25707) filed on April 2, 1999, and incorporated herein by reference.

3-b	Restated By-laws - filed as an exhibit to the Registration Statement on Form 10-SB (SEC File #0-25707) filed on April 2, 1999, and incorporated herein by reference.

21	Subsidiaries - Gold Profit (Asia) Group Limited
Beijing Quan Tong Chang Information Service Limited

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

Item 14.	Principal Accountant Fees and Services

The Bralorne Mining Company retained Keith K. Zhen, CPA to serve as its independent accountant in March 2007. Prior to that date, Keith K. Zhen, CPA had not performed any services for Bralorne Mining.

Audit Fees

Keith K. Zhen, CPA billed $ 35,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2006. Keith K. Zhen, CPA billed $0 in connection with the audit of the Company’s financial statements for the year ended December 31, 2005.

All Other Fees

Keith K. Zhen, CPA has not billed the Company for any other services.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. No such services have been performed by Keith K. Zhen, CPA.

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT

2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The Bralorne Mining Company

We have audited the accompanying consolidated balance sheets of The Bralorne Mining Company and subsidiaries as of December 31, 2006 and the related consolidated statements of operations and other comprehensive income (loss), shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company ’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bralorne Mining Company and subsidiaries as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $1,913,670 for the year ended December 31, 2006. This amount is significant comparing with the Company's shareholders' equity. This factor raises substantial doubt about its ability to continue as a going concern. Management ’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
March 30, 2007

ZHONG YI (HONG KONG) C.P.A. COMPANY LIMITED
Certified Public Accountants
Hong Kong, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Owners
Beijing Quan Tong Chang Information Service Limited

We have audited the accompanying balance sheets of Beijing Quan Tong Chang Information Service Limited (“the Company”) as of December 31, 2003, 2004 and 2005 and the related statements of operations, statements of owners ’equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beijing Quan Tong Chang Information Service Limited as of December 31, 2003, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, 2004 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/Zhong Yi (Hong Kong) C.P.A. Company Limited
Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants
Hong Kong, China

April 10, 2006

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,
2006
ASSETS

Current Assets:
Cash and cash equivalents	$49,980
Accounts receivable, net (Note 3)	71,997
Supplies	4,231
Total current assets	126,208

Property, Plant, and Equipment, net (Note 4)	291,786

Contract Security Deposit	2,965

Total Assets	$420,959

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	5,025
Accrued expenses (Note 5)	79,365
Other payable	2,622
Due to a related party (Note 6)	57,679
Total Current Liabilities	144,691

Commitments and contingencies (Note 12)	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 51,040,050 shares issued and outstanding as of December 31, 2006	51,040
Additional Paid-in capital	9,346
Statutory reserves	98,239
Retained Earnings	48,487
Accumulated other comprehensive income	69,156
Stockholders' Equity	276,268

Total Liabilities and Stockholders' Equity	$420,959

See Notes to Financial Statements

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2006	2005
Revenues
Agency services revenue	$824,626	$1,515,520
Enterprise internet phone solutions	52,973	400,000
Total revenue	877,599	1,915,520

Cost of sales
Agency services revenue	627,439	729,341
Enterprise internet phone solutions	4,382	19,420
Total cost of sales	631,821	748,761

Gross Profit	245,778	1,166,759

Operating Expenses
Payroll	42,057	55,245
Pension and employee benefit	19,274	20,429
Depreciation expenses	56,092	24,011
Amortization expenses	67,544	12,059
Office rent - related party transaction	15,068	14,796
Professional fees	555,224	24,990
Consultant fees	1,043,964	-
Impairment of intangible assets	284,328	-
Travel and entertainment	38,757	11,981
Other general and administrative expenses	37,786	32,061
Total Operating Expenses	2,160,094	195,572

Income (Loss) from Operation	(1,914,316)	971,187

Other Income
Interest income	646	721
Total other income	646	721

Income (Loss) before provision for Income Tax	(1,913,670)	971,908

Provision for Income Tax	-	-

Income before Minority Interest	(1,913,670)	971,908

Minority Interest	-	-

Net Income	(1,913,670)	971,908

Other Comprehensive Income (Loss)Effects of Foreign Currency Conversion	45,073	24,083

Comprehensive Income (Loss)	$(1,868,597)	$995,991

Basic and fully diluted earnings (loss) per share	$(0.05)	$0.02

Weighted average shares outstanding	40,920,004	40,000,000

See Notes to Financial Statements.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock $0.001 Par Value		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Reserve	Earnings	Income	Totals

Balances at January 1, 2005	1,000	$1	$60,385	$110,773	977,715	$-	$1,148,874

Common stock issued for acquisition of Gold Profit (reverse merger)	40,000,000	40,000	(40,000)	-	-	-	-

Gold Profit share exchange	(1,000)	(1)	1	-	-	-	-

Net income	-	-	-	-	971,908	-	971,908

Appropriation to statutory reverse funds	-	-	-	93,367	(93,367)	-	-

Other comprehensive income effects of exchange rates	-	-	-	-	-	24,083	24,083

Balances at December 31, 2005	40,000,000	40,000	20,386	204,140	1,856,256	24,083	2,144,865

Reverse merger adjustment*	11,040,050	11,040	(11,040)	-	-	-	-

Net income	-	-	-	-	(1,913,670)	-	(1,913,670)

Adjustment to statutory reverse funds	-	-	-	(105,901)	105,901	-	-

Other comprehensive income effects of exchange rates	-	-	-	-	-	45,073	45,073

Balances at December 31, 2006	51,040,050	$51,040	$9,346	$98,239	48,487	$69,156	$276,268

* The reverse merger adjustment represents the recording of the minority shareholders' shares outstanding at the time of the reverse merger.

See Notes to Financial Statements

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2006	2005
Operating Activities

Net income (loss)	$(1,913,670)	$971,908
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	56,092	24,011
Amortization	67,544	12,059
Impairment of intangible assets	284,328	-
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	893,034	237,737
(Increase)/Decrease in prepaid expenses and others	138,089	(146,462)
Increase/(Decrease) in accounts payable and accrued expenses	45,287	(320,821)
Increase/(Decrease) in other payable	(15,195)	-
Increase/(Decrease) in advance from customers	-	17,817
Increase/(Decrease) in due to a related party	57,679	35,145
Net cash provided (used) by operating activities	(386,812)	831,394

Investing Activities

Addition to intangible assets	-	(361,776)
Purchase of fixed assets	(268,213)	(24,739)
Net cash (used) by investing activities	(268,213)	(386,515)

Financing Activities

Loans from an officer	(7,681)	-
Payback of loans from shareholders	-	(24,455)
Net cash provided (used) by financing activities	(7,681)	(24,455)

Increase (decrease) in cash	(662,706)	420,424
Effects of exchange rates on cash	76,147	24,083
Cash at beginning of the period	636,539	192,032
Cash at end of the period	$49,980	$636,539

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Transactions:
Impairment of intangible assets	$284,328	$-

See Notes to Financial Statements.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND OPERATIONS

Organization and Business Background

The Bralorne Mining Company ("Bralorne" or the Company) was incorporated under the laws of the State of Nevada on December 2, 1998 with authorized common stock of 200,000,000 shares at 0.001 par value. Currently, the Company principally engages in the business to provide telecommunication services in the People's Republic of China ("PRC'), through its wholly-owned subsidiary, Gold Profit (Asia) Group Limited ("Gold Profit").

On November 2, 2006, Bralorne entered into an Share Exchange Agreement (“the Agreement") with the sole shareholder of Gold Profit to exchange 40,000,000 shares of common stock of Bralorne for 100% of the outstanding stock of Gold Profit. Upon the execution of the Agreement, Gold Profit became a wholly-owned subsidiary of Bralorne.

Gold Profit was incorporated as a limited liability company in the British Virgin Islands ( “BVI ”) under the BVI Business Companies Act on July 28, 2006, for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

On September 8, 2006, Gold Profit entered into a Share Purchase Agreement with all the shareholders of Beijing Quan Tong Chang Information Service Limited a/k/a Beijing Smooth Global Information Services Ltd. ( ”QTC') to acquire 100% of QTC's registered capital for RMB500,000 (equivalent to US$60,386). Upon the completion of the this transaction, QTC became a wholly- owned subsidiary of Gold Profit.

Under the Company Law of PRC, QTC was incorporated in Beijing, PRC on August 2, 2003 with a registered capital of $60,386. QTC is a telecommunication company focusing on providing telecommunication agency services and sale of self-developed enterprise internet phone solutions to customers in PRC.

QTC telecommunication agency services mainly focus on call time distribution and provide public phone users with access to China Netcom (Beijing) Corporation Limited ( “CNBJ ”) and China Netcom (Guangdong) Corporation Limited ( “CNGD ”) network via paid phones installed in universities, convenience shops and street corners which are managed but not necessary owned by QTC. Both CNBJ and CNGD are subsidiaries of China Netcom (Group) Company Limited, one of the largest telecommunications carriers in PRC. QTC signed non-exclusive distribution agreement with CNBJ and CNGD to distribute their traditional fixed line call times and Voice Over Internet Protocol (“VoIP”) call times in the PRC. CNBJ and CNGD collect the tariff from the customers and then share the tariff fee with QTC.

QTC also provides enterprise internet phone solutions to its customers, mainly the commercial buildings located in PRC, including design and implementation of VoIP systems and purchasing and installation of VoIP hardware and software.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND OPERATIONS (continued)

Organization and Business Background (continued)

The merger of Bralorne with Gold Profit results in a capital transaction accounted for as a reverse merger. The transaction was treated for accounting purposes as a recapitalization of the accounting acquirer (Gold Profit) and a reorganization of the accounting acquiree (Bralorne). Accordingly, the historical financial statements presented prior to the merger are the historical financial statements of Gold Profit, which includes Gold Profit's wholly-owned subsidiary, QTC.

Bralorne, Gold Profit, and QTC are hereafter referred to as the Company.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company occurred an operation loss of $1,913,670 in the year ended December 31, 2006. The amount is significant, comparing with the Company's shareholders' equity. This factor raises substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China " ("PRC GAAP"). Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP. The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial.

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Impairment of Intangible Assets

The Company capitalized the external costs incurred to develop a telecommunication system by a third party, and amortized those costs over the estimated economic life of 5 years. This system would enable the Company to provide low costs international roaming services, and was developed for the Company's new business line, the international call forwarding services.

On November 27, 2006, when the carrying amount of the telecommunication system was $284,328, the Management decided to terminate the development of the international call forwarding services and believed the telecommunication system would bring no future economic benefit, and therefore wrote off its value to zero. This caused an impairment loss of $284,328, which was charged to operations.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company derives revenues from the provision of telecommunication agency services and sale of enterprise internet phone solutions. The Company recognizes its revenues net of related business taxes and value added taxes. In accordance with the SEC ’s Staff Accounting Bulletin No. 104, Revenue Recognition , QTC recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a) Agency services revenue

The Company contracted with CNBJ and CNGD for the distribution of their traditional fixed line and new VoIP call times. Call times agency services fee is generally recognized when the end user made a call through the pay phones managed by the Company. The tariff per call is according to the pricing policy of CNBJ and CNGD.

The tariff is initially collected from end users to CNBJ and CNGD, who in turn will pay the Company according to its percentage sharing as mentioned in the distribution agreement. The Company recognizes net revenues based on the total amount paid by end users. The Company does not recognize service revenue based on the records provided by its own server but will wait until the monthly reconciliation with CNBJ and CNGD 's billing statement is done. There is a time lag ranging from 30 days to 45 days between the end of the service period and the date CNBJ and CNGD send out their billing statements. The Company's dependence on the substance and timing of the billing systems of CNBJ and CNGD may require the management to estimate portions of the reported revenue for agency services from time to time. As a result, subsequent adjustments may have to be made to our agency services revenue in the financial statements.

The Company records the revenue on a net basis in compliance with EITF 99-19, "Reporting Revenues Gross as a Principle versus Net as an Agent" because the Company:

1. is not the primary obligor in the arrangement, as it relies on CNBJ and CNGD to transmit the telecommunication services to the end users;

2. has limited ability to adjust the cost of services by adjusting the design or marketing of the service;

3. has limited ability to determine prices, the Company must follow the price policy within ranges prescribed by CNBJ and CNGD;

4. has limited ability to assume risk of non-payment by customers.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

(b) Enterprise internet phone solutions revenue

Enterprise internet phone solutions include design and implementation of internet phone systems and purchasing and installation of related telecommunication hardware and software. The contracts are accounted for as one unit of accounting as the criteria for separation are not met, and revenue for billed amounts is recognized when customer ’s acceptance is obtained provided that no significant obligations remain. For amounts billed after acceptance, revenue is recognized upon cash receipt due to uncertainty of collectibility.

Cost of Revenue

(a) Costs of agencies services

Costs of services includes the costs of direct promotion and marketing, staff bonuses and commissions that are based on revenues, bandwidth leasing charges, rent, depreciation and platform maintenance costs.

(b) Costs of enterprise internet phone solutions

Costs of good sold consists of the cost of equipments, materials and labor that the Company sold to its enterprise internet phone solutions customers.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts on a regular basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by industry. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

As of December 31, 2006, the Company did not record an allowance for doubtful accounts, nor have there been any write-offs since inception.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable Life	Residual Value

Network and computer equipment	5 years	4%
Office equipment and furniture	5 years	4%
Leasehold Improvements	5 years (Lease duration)	0%

Expenditure for maintenance and repairs is expended as incurred.

Impairment of Long-life Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Research and Development Costs

Research and development costs are expensed when incurred. The major components of these research and development costs are the labor cost. Research and development costs amounted to $2,270 and $18,136 for the years ended December 31, 2006 and 2005, respectively.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants ( “AICPA ”) Statement of Position 93-7, “Reporting for Advertising Costs ”. Advertising expenses amounted to $2,180 and $2,465 for the years ended December 31, 2006 and 2005, respectively.
Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in shareholders' equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currencies Translation

The functional currency of the Company is Renminbi ( “RMB ”). Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates quoted by the People ’s Bank of China (“PBOC”) prevailing at the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable exchange rates quoted by the PBOC at the balance sheet dates. Exchange differences are included in the statements of changes in shareholders' equity. Gain and losses resulting from foreign currency transactions are included in operations.

The Company ’s financial statements are translated into the reporting currency, the United States Dollar (“US$”), using exchange rates in effect at each year end for assets and liabilities and average exchange rates during each reporting year for the consolidated statements of operations. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Translation adjustments resulting from translation of these consolidated financial statements are reflected as accumulated other comprehensive income in the shareholders’equity.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders ’equity and amounted to $70,170 and $24,083 as of December 31, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at December 31, 2006 were translated at 7.80 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2006 and 2005 were 7.96 RMB and 8.11 RMB, respectively.

Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two principal business segments.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivables and payables, and amounts due from/to shareholders, approximate fair value due to the short maturities of those instruments.

Related Parties

For the purposes of these financial statements, parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry- forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board ( “FASB ”) issued SFAS No.123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005.

The adoption of SFAS 123R did not have a material impact on the Company's financial statements or results of operations. SFAS No. 123R permits public companies to adopt its requirements using one of two methods. A “modified prospective ” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share- based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. A “modified retrospective”method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting SFAS No. 123R.

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company has adopted these provisions, if any, at the beginning of the fiscal year 2006.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards (continued)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No.29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements or results of operations.

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

In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments— an amendment of FASB Statements No. 133 and 140”("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special- purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company ’s results of operations or financial position.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

Change of Fiscal Year Ending

On December 28, 2006, the Company change its fiscal year ending from November 30 to December 31. As a capital transaction accounted for as a reverse merger, The Company's historical financial statements presented prior to the merger are the historical financial statements of accounting acquirer, Gold Profit, whose fiscal year ending is December 31. Therefore, the Management believes the Company does not need to file a transition report in order to substantially compliance with the requirements of Rule 13a-10.

Note 3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

December 31,
2006

Accounts receivable	$71,997
less: Allowance for bad debt	-
Accounts receivable, net	$71,997

The majority of the Company ’s sales are on open account terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of December 31, 2006.

Note 4- PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

December 31,
2006

Network and computer equipment	$112,359
Office equipment and furniture	66,465
Leasehold Improvements	223,881
402,705

Less: Accumulated depreciation	(110,919)

Total	$291,786

Depreciation expense charged to operations was $56,092 and $24,011 for the years ended December 31, 2006 and 2005, respectively.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 5- ACCRUED EXPENSES

Accrued expenses comprised of:

December 31,
2006

Welfare payable	$13,443
Accrued professional fees	65,922
$79,365

Note 6- DUE TO A RELATED PARTY

Due to a related party consists of the following:

December 31,
2006

Due to Ms. Zheng, Shuying - short-term loans	$7,681
Due to Ms. Zheng, Shuying - rent payable	49,998
$57,679

Short-term Loan

Short-term loans are temporally loans from Ms. Zheng, Shuying, the CEO of QTC, to finance the Company’s operation. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activates. The total borrowing from Ms. Zheng, Shuying was $7,681 and $0 in 2006 and 2005, respectively.

Rent payable

The Company rents office premise at the market rate from Ms. Shuying Zheng. The lease is non- cancelable and will expire in June 2010. Rent expense amounted to $15,068 and $14,796 for the years ended December 31, 2006 and 2005, respectively. There was an outstanding balance of $49,998 owed to the landlord as of December 31, 2006 because the Company has not made any rental payments yet. At December 31, 2006, future minimum lease payments for the lease are as follows:

Year ending December 31,

2007	$15,384
2008	15,384
2009	15,384
2010	15,384
$61,536

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 7- INCOME TAXES

The Company is subject to taxes in PRC. Pursuant to the PRC Income Tax Laws, the Company is generally subject to enterprise income tax (“EIT”) at a statutory rate of 33% (30% national income tax plus 3% local income tax). According to “Inland Revenue Law No. [2002] 208 from Finance Department”, if an entity employed a required number of unemployed labor force for a term of three years, it will be eligible to claim a full exemption from EIT , business taxes, city construction levy and education surcharge for a three-year period. The Company fulfilled the criteria and its tax exemption claim was approved by the Beijing Local Taxation Bureau (Shunyi Branch). As a result, the Company exempted from EIT from September 2003 to December 2005, and exempted from business taxes, city construction levy and education surcharge from January 2004 to December 2006.

The provision for income taxes consists of the following:

For the Year Ended
December 31,
	2006	2005

Provision for US Income Tax	$-	$-
Provision for PRC income tax	-	-
Total provision for income taxes	$-	$-

The following table reconciles the US and PRC statutory rates to the Company’s effective tax rate:

	For the Year Ended
	December 31,
	2006	2005

U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
China income taxes	33.00%	33.00%
Effect of tax holiday	-33.00%	-33.00%
Effective income tax rate	0.00%	0.00%

Note 8- COMMON STOCK

On November 2, 2006, the Company executed a Share Exchange Agreement with Gold Profit, pursuant which the Company acquired all of the outstanding stock of Gold Profit in return for an issuance of 40,000,000 shares of its common stock to Gold Profit ’s shareholder. Since this transaction was treated for accounting purposes as a capital transaction and reverse merger, the issuance of 40,000,000 shares of common has been report in 2005, as if it had happened in the earliest period presented in this consolidated financial statements.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 9- SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. The Company does not allocate any operating expenses or assets to its two business segments as management does not use this information to measure the performance of the operating segments. Certain costs of revenues are shared between business segments. These costs, including staff costs, bandwidth leasing charges and depreciation, were allocated to the telecommunication agency services and enterprise internet phone solutions segments in proportion to their gross margin contribution before the allocation of these costs. Also, no measures of assets by segment are reported and used by the chief operating decision maker. Hence, the Company has not made disclosure of total assets by reportable segment.

Summarized information by business segment for the years ended December 31, 2006 and 2005 is as follows:

	For the Year Ended December 31,
	2006	2005
REVENUE
Agency services	$824,656	$1,515,520
Enterprise internet phone solutions	52,973	400,000

GROSS PROFITS
Agency services	$197,187	$786,179
Enterprise internet phone solutions	48,591	380,580

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 10- CHINA CONTRIBUTION PLAN AND STATUTORY RESERVES

(a) China contribution plan

Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees ’salaries. The total contributions made for such employee benefits were $11,825 and $10,489 for the years ended December 31, 2006 and 2005, respectively.

(b) Statutory reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after- tax net income determined in accordance with the PRC GAAP. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of its registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after-tax net income. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non- distributable other than in liquidation. No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

In 2005, $62,245 was contributed to the statutory surplus reserve fund, and $31,122 was contributed to the statutory public welfare fund. As of December 31, 2005, the Company has made appropriations of $136,094 to the statutory surplus reserve fund, and $68,046 to the statutory public welfare fund. Since the amount of the statutory surplus reserve fund is more than 50% of QTC's registered capital ($60,386), the Management decided to reduce the reserve to the statutory surplus reserve fund to $30,193 in 2006, which is 50% of QTC's registered capital as required by PRC laws. This decreased $105,901 in the statutory surplus reserve fund, and increase the same amount in the retained earnings. No appropriations was made to the statutory public welfare fund in 2006 due to the loss.

Statutory reserves consists of the following:

	December 31,	December 31,
	2006	2005

Statutory surplus reserve fund	$30,193	$136,094
Statutory public welfare fund	68,046	68,046
Total statutory reserves	$98,239	$204,140

HE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 11- CONCENTRATIONS AND RISKS

(a) Major Customers

Substantially all of the telecommunication agency services revenues for the years ended December 31, 2006 and 2005, are derived from CNBJ and CNGD. The Company is entitled to a percentage of the revenues earned from users of their services. If the strategic relationship with either CNBJ and CNGD is terminated or scaled-back, or if CNBJ and CNGD alter the co- operative arrangements, the Company’s telecommunication agency services revenue might be adversely affected.

Revenue from each of CNBJ and CNGD for the years ended December 31, 2006 and 2005 were summarized as follows:

	For the Year Ended December 31,
	2006	2005
CNBJ	$577,238	$1,048,981
CNDG	247,388	466,539
Total	$824,626	$1,515,520

Accounts receivable from each of CNBJ and CNGD as of December 31, 2006 and 2005 were summarized as follows:

	As of December 31,
	2006	2005
CNBJ	$1,359	$733,038
CNDG	-	-
Total	$1,359	$733,038

(b) Credit Risk

Financial instruments that potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Management evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 12- COMMITMENTS AND CONTINGENCIES

The Company faces a number of risks and challenges not typically associated with companies in North America and Western Europe, since its assets exist solely in the PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, overshadowed by the state. Its political and economic systems are very different from the more developed countries and are in a state of change. The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bralorne Mining Company

By:	/s/ Zheng Shuying
Zheng Shuying, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 13, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zheng Shuying
Zheng Shuying, Director,
Chief Executive Officer,
Chief Financial Officer

/s/ Guan Da Wei
Guan Da Wei, Director

/s/ Liu Meifeng
Liu Meifeng, Director

*     *     *     *     *