Form 10QSB
period 2007-03-31
BRALORNE MINING CO
filed 2007-05-21
CIK 1077637

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-25707

THE BRALORNE MINING COMPANY
(Name of Small Business Issuer in its Charter)

Nevada	91-1948355
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Room 618, +17 Anyuan Road, Chaoyang District, Beijing, P.R. China 100029
(Address of Principal Executive Offices)

Issuer's Telephone Number: 86-10-6498-7788

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __       No   X

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
May 17, 2007
Common Stock: 51,040,050 shares

Transitional Small Business Disclosure Format (check one): Yes ___    No X

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

March 31,
2007

ASSETS

Current Assets:
Cash and cash equivalents	$23,491
Accounts receivable, net (Note 4)	38,974
Prepaid expenses	25,837
Supplies	4,263
Total current assets	92,565

Property, Plant, and Equipment, net (Note 5)	274,099

Contract Security Deposit	3,920

Total Assets	$370,584

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	5,736
Accrued expenses (Note 6)	48,257
Other payable	4,322
Due to a related party (Note 7)	54,257
Total Current Liabilities	112,572

Commitments and Contingencies (Note 9)	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 51,040,050 shares issued and outstanding as of March 31, 2007	51,040
Additional paid-in capital	9,346
Statutory reserves	98,239
Retained earnings	28,190
Accumulated other comprehensive income	71,197
Stockholders' Equity	258,012

Total Liabilities and Stockholders' Equity	$370,584

See Notes to Financial Statements

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2007	2006

Revenues
Agency services revenue	$18,936	$336,525
Enterprise internet phone solutions	-	26,765
Total revenue	18,936	363,290

Cost of sales
Agency services revenue	6,478	228,753
Enterprise internet phone solutions	-	-
Total cost of sales	6,478	228,753

Gross Profit	12,458	134,537

Operating Expenses
Payroll	7,592	11,297
Pension and employee benefit	2,391	4,656
Depreciation expenses	14,438	2,864
Amortization expenses	-	18,232
Office rent - related party transaction	3,860	3,728
Consultant fees	-	6,214
Travel and entertainment	1,527	5,412
Other general and administrative expenses	2,992	5,044
Total Operating Expenses	32,800	57,447

Income (Loss) from Operation	(20,342)	77,090

Other Income
Interest income	45	420
Total other income	45	420

Income (Loss) before provision for Income Tax	(20,297)	77,510

Provision for Income Tax	-	-

Net Income	(20,297)	77,510

Other Comprehensive Income (Loss) Effects of Foreign Currency Conversion	2,041	26,334

Comprehensive Income (Loss)	$(18,256)	$103,844

Basic and fully diluted earnings (loss) per share	$(0.00)	$0.00

Weighted average shares outstanding	40,920,004	40,000,000

See Notes to Financial Statements.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2007	2006

Operating Activities

Net income (loss)	$(20,297)	$77,510
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	14,438	2,864
Amortization	-	18,232
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	33,023	797,776
(Increase)/Decrease in others receivable	-	(987,988)
(Increase)/Decrease in prepaid expenses and supplies	(25,869)	114,279
(Increase)/Decrease in contract security deposit	(955)	(5,054)
Increase/(Decrease) in accounts payable and accrued expenses	(31,340)	(5,820)
Increase/(Decrease) in other payable	2,643	(4,460)
Increase/(Decrease) in due to a related party	(3,422)	37,440
Net cash provided (used) by operating activities	(31,779)	44,779

Investing Activities

Purchase of fixed assets	-	(224,289)
Net cash (used) by investing activities	-	(224,289)

Financing Activities

Net cash provided (used) by financing activities	-	-

Increase (decrease) in cash	(31,779)	(179,510)
Effects of exchange rates on cash	5,290	31,468
Cash at beginning of the period	49,980	636,539
Cash at end of the period	$23,491	$488,497

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Financial Statements.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

The consolidated financial statements of The Bralorne Mining Company and subsidiaries ( the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2006.

Note 2-	ORGANIZATION AND OPERATIONS

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

Gold Profit was incorporated as a limited liability company in the British Virgin Islands (“BVI”) under the BVI Business Companies Act on July 28, 2006, for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

On September 8, 2006, Gold Profit entered into a Share Purchase Agreement with all the shareholders of Beijing Quan Tong Chang Information Service Limited a/k/a Beijing Smooth Global Information Services Ltd. (”QTC') to acquire 100% of QTC's registered capital for RMB500,000 (equivalent to US$60,386). Upon the completion of the this transaction, QTC became a wholly-owned subsidiary of Gold Profit.

Under the Company Law of PRC, QTC was incorporated in Beijing, PRC on August 2, 2003 with a registered capital of $60,386. QTC is a telecommunication company focusing on providing telecommunication agency services and sale of self-developed enterprise internet phone solutions to customers in PRC.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 2-	ORGANIZATION AND OPERATIONS (continued)

Organization and Business Background (continued)

QTC telecommunication agency services mainly focus on call time distribution and provide public phone users with access to China Netcom (Shaoxing) Corporation Limited (“CNSX”) and China Netcom (Guangdong) Corporation Limited (“CNGD”) network via paid phones installed in universities, convenience shops and street corners which are managed but not necessary owned by QTC. Both CNSX and CNGD are subsidiaries of China Netcom (Group) Company Limited, one of the largest telecommunications carriers in PRC. QTC signed non-exclusive distribution agreement with CNSX and CNGD to distribute their Voice Over Internet Protocol (“VoIP”) call times in the PRC.

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company occurred an operation loss of $1,913,670 in the year ended December 31, 2006. The amount is significant, comparing with the Company's shareholders' equity. Additionally, the revenue for the three months ended March 31, 2007 dropped enormously , compared to the revenue for the three months ended March 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance stockholders' investment. Management believes that these actions will allow the Company to continue operations through the next fiscal year.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES

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

Termination of distribution contract

The Company had a non-exclusive distribution contract with China Netcom (Beijing) Corporation Limited (“CNBJ”) to distribute its traditional fixed line call times. In January 2007, CNBJ notified the Company to terminate such contract, under which, the Company generated revenue of $62,031 and $22,327 for the year ended December 31, 2006 and the three months ended March 31, 2006, respectively. The Company derived revenue of $1,158 from such business in January 2007 before the termination.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company derives revenues from the provision of telecommunication agency services and sale of enterprise internet phone solutions. The Company recognizes its revenues net of related business taxes and value added taxes. In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition , QTC recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a) Agency services revenue

The Company contracted with CNSX and CNGD for the distribution of their VoIP call times. Call times agency services fee is generally recognized when the end user made a call through the pay phones managed by the Company. The tariff per call is according to the pricing policy of CNSX and CNGD.

The tariff is initially collected from end users to CNSX and CNGD, who in turn will pay the Company according to its percentage sharing as mentioned in the distribution agreement. The Company recognizes net revenues based on the total amount paid by end users. The Company does not recognize service revenue based on the records provided by its own server but will wait until the monthly reconciliation with CNSX and CNGD 's billing statement is done. There is a time lag ranging from 30 days to 45 days between the end of the service period and the date CNSX and CNGD send out their billing statements. The Company's dependence on the substance and timing of the billing systems of CNSX and CNGD may require the management to estimate portions of the reported revenue for agency services from time to time. As a result, subsequent adjustments may have to be made to our agency services revenue in the financial statements.

The Company records the revenue on a net basis in compliance with EITF 99-19, "Reporting Revenues Gross as a Principle versus Net as an Agent" because the Company:

1.  is not the primary obligor in the arrangement, as it relies on CNSX and CNGD to transmit the telecommunication services to the end users;

2.  has limited ability to adjust the cost of services by adjusting the design or marketing of the service;

3.  has limited ability to determine prices, the Company must follow the price policy within ranges prescribed by CNSX and CNGD;

4.  has limited ability to assume risk of non-payment by customers.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

(b) Enterprise internet phone solutions revenue

Enterprise internet phone solutions include design and implementation of internet phone systems and purchasing and installation of related telecommunication hardware and software. The contracts are accounted for as one unit of accounting as the criteria for separation are not met, and revenue for billed amounts is recognized when customer’s acceptance is obtained provided that no significant obligations remain. For amounts billed after acceptance, revenue is recognized upon cash receipt due to uncertainty of collectibility.

Cost of Revenue

(a) Costs of agencies services

Costs of services includes the costs of direct promotion and marketing, staff bonuses and commissions that are based on revenues, bandwidth leasing charges, rent, depreciation and platform maintenance costs.

(b) Costs of enterprise internet phone solutions

Costs of sales sold consists of the cost of equipments, materials and labor that the Company sold to its enterprise internet phone solutions customers.

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

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable	Residual
	Life	Value

Network and computer equipment	5 years	4%
Office equipment and furniture	5 years	4%
Leasehold Improvements	5 years (Lease duration)	0%

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

Research and Development Costs

Research and development costs are expensed when incurred. The major components of these research and development costs are the labor cost. Research and development costs amounted to $0 and $2,270 for the three months ended March 31, 2007 and 2006, respectively.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses amounted to $0 and $2,180 for the three months ended March 31, 2007 and 2006, respectively.

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

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currencies Translation

The functional currency of the Company is Renminbi (“RMB”). Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates quoted by the People’s Bank of China (“PBOC”) prevailing at the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable exchange rates quoted by the PBOC at the balance sheet dates. Exchange differences are included in the statements of changes in shareholders' equity. Gain and losses resulting from foreign currency transactions are included in operations.

The Company’s financial statements are translated into the reporting currency, the United States Dollar (“US$”), using exchange rates in effect at each year end for assets and liabilities and average exchange rates during each reporting year for the consolidated statements of operations. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Translation adjustments resulting from translation of these consolidated financial statements are reflected as accumulated other comprehensive income in the shareholders’ equity.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $69,156 and $24,083 as of December 31, 2006 and 2005, respectively, as compared to $71,197 and $50,417 as of March 31, 2007 and 2006, respectively. The balance sheet amounts with the exception of equity at December 31, 2006 were translated at 7.80 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005, and 7.74 RMB and 8.01 RMB at March 31, 2007 and 2006, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2006 and 2005 were 7.96 RMB and 8.11 RMB, respectively, as compared to 7.77 RMB and 8.05 RMB for the three months ended March 31, 2007 and 2006, respectively.

Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two principal business segments.

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

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

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

Note 4-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

March 31,
2007

Accounts receivable	$9,346
less: Allowance for bad debt	-
Accounts receivable, net	$9,346

The majority of the Company’s sales are on open account terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of March 31, 2007.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 5-	PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

March 31,
2007

Network and computer equipment	$113,223
Office equipment and furniture	66,977
Leasehold Improvements	225,599
405,799

Less: Accumulated depreciation	(131,700)

Total	$274,099

Depreciation expense charged to operations was $14,438 and $2,864 for the three months ended March 31, 2007 and 2006, respectively.

Note 6-	ACCRUED EXPENSES

Accrued expenses consists of the following:

March 31,
2007

Welfare payable	$13,442
Accrued professional fees	34,815
$48,257

Note 7-	DUE TO A RELATED PARTY

Due to a related party consists of the following:
March 31,
2007

Due to Ms. Zheng, Shuying - rent payable	$54,257

Rent payable

The Company rents office premise at the market rate from Ms. Shuying Zheng, CEO and CFO of the Company. The lease is non-cancelable and will expire in June 2010. Rent expense amounted to $3,860 and $3,728 for the three months ended March 31, 2007 and 2006, respectively. There was an outstanding balance of $54,275 owed to the landlord as of March 31, 2007.

THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 8-	CONCENTRATIONS AND RISKS

(a) Major Customers

Substantially all of the telecommunication agency services revenues for the three months ended March 31, 2007 and 2006, are derived from CNSX and CNGD. The Company is entitled to a percentage of the revenues earned from users of their services. If the strategic relationship with either CNSX and CNGD is terminated or scaled-back, or if CNSX and CNGD alter the co-operative arrangements, the Company’s telecommunication agency services revenue might be adversely affected.

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

Note 9-	COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

We realized only $18,936 in revenue during the first three months of 2007, compared to $336,525 in the first three months of 2006, a reduction of 94%. The primary reasons for the reduction were:

➢
The tariffs on mobile phone calls in China have fallen by approximately 80% in the past two years. As a result, the use of cell phones has increased dramatically, with a concomitant slackening of demand for our payphone services. When we initiated our business, the average cell phone tariff was five times the tariff on a call from our payphones. Now the difference is insignificant.

➢
In January China Netcong (Beijing) Corporation Limited cancelled the contract under which we distributed its fixed line call times. This contract had generated $22,327 in revenue for us in the first three months of 2006.

➢
Our attention in 2006 was focused on (a) becoming a public company and (b) developing our international call forwarding business. As a result, only minimal resources were devoted to marketing our VoIP solutions. The result was a complete elimination of revenue from that business during the first three months of 2007.

As our established businesses waned, management has been actively reducing our level of expenses. As a result, our operating expenses during the quarter ended March 31, 2007 were only $32,800, a 43% reduction from the first quarter of 2006. So, despite the near-elimination of revenue, we incurred only a $20,927 net loss for the quarter.

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

Liquidity and Capital Resources

We began 2006 with a sizeable cash balance and nearly $1 million in accounts receivable. Both the cash and the receivables were exhausted during 2006, as our operations used $386,812 and our working capital was reduced to a deficit of $18,483. This atrophy continued into the first three months of 2007, as our working capital deficit increased by $1,524 to $20,007. In order to sustain and grow our business, therefore, we will need capital.

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

Our entire agency services (i.e. pay phone) business depends has been predicated on the distribution agreement that we have with three subsidiaries of China Netcom. One of those subsidiaries cancelled its contract with us in January 2007. If the other subsidiaries were to terminate our relationship for any reason, we would suffer substantial losses until we were able to introduce a substitute carrier. If no adequate substitute could be found, our business could fail.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Bralorne Mining in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Bralorne Mining is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Bralorne Mining’s system of disclosure controls and procedures was effective as of March 31, 2007 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Bralorne Mining’s first fiscal quarter that has materially affected or is reasonably likely to materially affect Bralorne Mining’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BRALORNE MINING COMPANY

Date: May 21, 2007	By:	/s/ Zheng Shuying
Zheng Shuying, Chief Executive Officer
and Chief Financial Officer

*      *      *      *      *