Form 10QSB
period 2007-06-30
Smooth Global (China) Holdings, Inc.
filed 2007-08-14
CIK 1077637

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-25707

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.
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

Yes  X                    No ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___                No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
August 14, 2007
Common Stock: 1,701,335 shares

Transitional Small Business Disclosure Format (check one):   Yes ___                No    X

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

June 30,
2007

ASSETS

Current Assets:
Cash and cash equivalents	$29,690
Accounts receivable, net (Note 4)	9,404
Prepaid expenses	11,469
Supplies	4,328
Total current assets	54,891

Property, Plant, and Equipment, net (Note 5)	262,837

Contract Security Deposit	3,718

Total Assets	$321,446

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	7,051
Accrued expenses (Note 6)	46,790
Other payable	253
Deferred revenue	8,563
Due to a related party (Note 7)	59,018
Total Current Liabilities	121,675

Commitments and Contingencies (Note 10)	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 51,040,050 shares issued and outstanding as of June 30, 2007	51,040
Additional paid-in capital	9,346
Statutory reserves	98,239
Retained earnings	(33,243)
Accumulated other comprehensive income	74,389
Stockholders' Equity	199,771

Total Liabilities and Stockholders' Equity	$321,446

See Notes to Financial Statements.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
VoIP call time distribution	$34,845	$261,824	$53,781	$598,349
Enterprise internet phone solutions	8,202	16,112	8,202	42,877
Total revenue	43,047	277,936	61,983	641,226

Cost of sales
VoIP call time distribution	44,014	185,935	50,492	414,688
Enterprise internet phone solutions	410	1,994	410	1,994
Total cost of sales	44,424	187,929	50,902	416,682

Gross Profit	(1,377)	90,007	11,081	224,544

Operating Expenses
Payroll	7,143	11,658	14,735	22,955
Pension and employee benefit	2,011	5,402	4,402	10,058
Depreciation expenses	14,593	3,081	29,031	5,945
Amortization expenses	-	18,332	-	36,564
Office rent - related party transaction	3,902	3,749	7,762	7,477
Professional fees	17,233	14,954	17,233	14,954
Consultant fees	-	17	-	6,231
Travel and entertainment	13,743	3,945	15,270	9,357
Other general and administrative expenses	1,470	5,916	4,462	10,960
Total Operating Expenses	60,095	67,054	92,895	124,501

Income (Loss) from Operation	(61,472)	22,953	(81,814)	100,043

Other Income
Interest income	39	54	84	474
Total other income	39	54	84	474

Income (Loss) before provision for Income Tax	(61,433)	23,007	(81,730)	100,517

Provision for Income Tax	-	-	-	-

Net Income	(61,433)	23,007	(81,730)	100,517

Other Comprehensive Income (Loss) Effects of Foreign Currency Conversion	3,192	7,102	5,233	33,436

Comprehensive Income (Loss)	$(58,241)	$30,109	$(76,497)	$133,953

Basic and fully diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding	51,040,050	40,000,000	51,040,050	40,000,000

See Notes to Financial Statements.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2007	2006

Operating Activities

Net income (loss)	$(81,730)	$100,517
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	29,031	5,945
Amortization	-	36,564
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	62,593	812,578
(Increase)/Decrease in others receivable	-	(862,605)
(Increase)/Decrease in prepaid expenses and supplies	(11,566)	109,620
(Increase)/Decrease in contract security deposit	(753)	(3,589)
Increase/(Decrease) in accounts payable and accrued expenses	(32,734)	(3,768)
Increase/(Decrease) in other payable	(184)	(15,936)
Increase/(Decrease) in deferred revenue	8,563	-
Increase/(Decrease) in due to a related party	1,339	41,316
Net cash provided (used) by operating activities	(25,441)	220,642

Investing Activities

Purchase of fixed assets	(14,068)	(228,371)
Net cash (used) by investing activities	(14,068)	(228,371)

Financing Activities

Net cash provided (used) by financing activities	-	-

Increase (decrease) in cash	(39,509)	(7,729)
Effects of exchange rates on cash	19,219	42,942
Cash at beginning of the period	49,980	636,539
Cash at end of the period	$29,690	$671,752

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Financial Statements.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

The consolidated financial statements of Smooth Global (China) Holdings, Inc. and subsidiaries ( the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2006.

Note 2-	ORGANIZATION AND OPERATIONS

Organization and Business Background

The Bralorne Mining Company ("Bralorne") was incorporated under the laws of the State of Nevada on December 2, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value.  Currently, the Company principally engages in the business to provide telecommunication services in the People's Republic of China ("PRC'), through its wholly-owned subsidiary, Gold Profit (Asia) Group Limited ("Gold Profit").  On July 31, 2007, Bralorne changes its name to Smooth Global (China) Holdings, Inc. ("Smooth Global" or the Company)

On November 2, 2006, Bralorne entered into an Share Exchange Agreement (“the Agreement") with the sole shareholder of Gold Profit to exchange 40,000,000 shares of common stock of Bralorne for 100% of the outstanding stock of Gold Profit.  Upon the execution of the Agreement, Gold Profit became a wholly-owned subsidiary of Bralorne.

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

Under the Company Law of PRC, QTC was incorporated in Beijing, PRC on August 2, 2003 with a registered capital of $60,386.  QTC is a telecommunication company focusing on providing telecommunication services and sale of self-developed enterprise internet phone solutions to customers in PRC.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 2-	ORGANIZATION AND OPERATIONS (continued)

Organization and Business Background (continued)

QTC telecommunication services mainly focus on call time distribution.  It provides enterprise phone users and public phone users with access to China Netcom (Shaoxing) Corporation Limited (“CNSX”) and China Netcom (Guangdong) Corporation Limited (“CNGD”) network via phones connected to QTC's telecommunication server.  Both CNSX and CNGD are subsidiaries of China Netcom (Group) Company Limited, one of the largest telecommunications carriers in PRC. QTC signed non-exclusive distribution agreement with CNSX and CNGD to distribute their Voice Over Internet Protocol (“VoIP”) call time in the PRC.

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

Smooth Global, Gold Profit, and QTC are hereafter referred to as the Company.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company occurred an operation loss of $1,913,670 in the year ended December 31, 2006.  The amount is significant, comparing with the Company's shareholders' equity.  Additionally, the revenue for the six months ended June 30, 2007 dropped enormously from the same period in 2006 , and recorded an operating loss of $81,814 for the six months ended June 30, 2007.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

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

Termination of distribution contract

The Company had a non-exclusive distribution contract with China Netcom (Beijing) Corporation Limited (“CNBJ”) to distribute its traditional fixed line call times.  In January 2007, CNBJ notified the Company to terminate such contract, under which, the Company generated revenue of $62,031 and $46,061 for the year ended December 31, 2006 and the six months ended June 30, 2006, respectively.  The Company derived revenue of $1,158 from such business in January 2007 before the termination.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company derives revenues from the provision of telecommunication agency services and sale of enterprise internet phone solutions. The Company recognizes its revenues net of related business taxes and value added taxes. In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition , the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

 (a)  VoIP call time distribution revenue

The Company contracted with CNSX and CNGD for the distribution of their VoIP call time. VoIP call time distribution revenue is generally recognized when the end user makes a call through the phone connected to the Company's telecommunication server.

Pursuant to the contracts with CNSX and CNGD, the Company pays tariff to the telecommunication carriers in advance and connects its telecommunication server to the carries' network.  Then, the Company distributes the VoIP call time to its customers who connect their phones to the Company’s server.   The customer also pay tariff to the Company in advance.  Monthly, the telecommunication carries bill the Company for the VoIP call time that it distributes.  In turn, the Company bills its customers for the VoIP call time which the customers consume, based on the records provided by its own server.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Revenue

(a)  Costs of agencies services

Costs of VoIP call time distribution include the costs of VoIP call time purchased from CNSX and CNGD , staff bonuses and commissions that are based on revenues, bandwidth leasing charges, rent of distribution center, depreciation and platform maintenance costs.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

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

Research and Development Costs

Research and development costs are expensed when incurred. The major components of these research and development costs are the labor cost. Research and development costs amounted to $0 and $2,270 for the six months ended June 30, 2007 and 2006, respectively.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses amounted to $0 and $2,180 for the six months ended June 30, 2007 and 2006, respectively.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $69,156 and $24,083 as of December 31, 2006 and 2005, respectively, as compared to $74,389 and $57,519 as of June 30, 2007 and 2006, respectively. The balance sheet amounts with the exception of equity at December 31, 2006 were translated at 7.80 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005, and 7.62 RMB and 7.98 RMB at June 30, 2007 and 2006, respectively. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the years ended December 31, 2006 and 2005 were 7.96 RMB and 8.11 RMB, respectively, as compared to 7.73 RMB and 8.02 RMB for the six months ended June 30, 2007 and 2006, respectively.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28 "Interim Financial Reporting" and as interpreted by FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods".  The Company has determined an estimated annual effect tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

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

Accounts receivable consists of the following:

June 30,
2007
(unaudited)

Accounts receivable	$9,404
less: Allowance for bad debt	-
Accounts receivable, net	$9,404

The majority of the Company’s sales are on open account terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of June 30, 2007.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 5-	PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

June 30,
2007
(unaudited)

Network and computer equipment	$114,946
Office equipment and furniture	72,793
Leasehold Improvements	229,034
416,773
Less: Accumulated depreciation	(153,936)

Total	$262,837

Depreciation expense charged to operations was $29,031 and $5,945 for the six months ended June 30, 2007 and 2006, respectively.

Note 6-	ACCRUED EXPENSES

Accrued expenses consists of the following:

June 30,
2007
(unaudited)

Welfare payable	$13,647
Accrued professional fees	33,143
$46,790

Note 7-	DUE TO A RELATED PARTY

Due to a related party consists of the following:

June 30,
2007
(unaudited)

Due to Ms. Zheng, Shuying – rent payable	$59,018

Rent payable

The Company rents office premise at the market rate from Ms. Shuying Zheng, CEO and CFO of the Company.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $7,762 and $7,477 for the six months ended June 30, 2007 and 2006, respectively.  There was an outstanding balance of $59,018 owed to the landlord as of June 30, 2007.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 8-	SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. The Company does not allocate any operating expenses or assets to its two business segments as management does not use this information to measure the performance of the operating segments. Certain costs of revenues are shared between business segments. These costs, including staff costs, bandwidth leasing charges and depreciation, were allocated to the VoIP call time distribution and enterprise internet phone solutions segments in proportion to their gross margin contribution before the allocation of these costs. Also, no measures of assets by segment are reported and used by the chief operating decision maker. Hence, the Company has not made disclosure of total assets by reportable segment.

Summarized information by business segment for the six months ended June 30, 2007 and 2006 is as follows:

	For the Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
REVENUE
VoIP call time distribution	$53,781	$598,349
Enterprise internet phone solutions	8,202	42,877

COST OF SALES
VoIP call time distribution	$50,492	$414,688
Enterprise internet phone solutions	410	1,994

GROSS PROFITS
VoIP call time distribution	$3,289	$183,661
Enterprise internet phone solutions	7,792	40,883

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 9-	CONCENTRATIONS AND RISKS

(a) Major Customers

Substantially all of the telecommunication services revenues for the six months ended June 30, 2007 and 2006, are derived from distribution of VoIP call time purchased from CNSX and CNGD.  If the strategic relationship with either CNSX and CNGD is terminated or scaled-back, or if CNSX and CNGD alter the co-operative arrangements, the Company’s telecommunication services revenue might be adversely affected.

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

Note 10-	COMMITMENTS AND CONTINGENCIES

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

Note 11-	SUBSEQUENT EVENTS

Effective on July 31, 2007, The Bralorne Mining Company filed with the Nevada Secretary of State a Certificate of Amendment to its Articles of Incorporation.  The amendment (1) changed the name of the Company to “Smooth Global (China) Holdings, Inc.” and (2) effected a reverse stock split of the Company's common stock in the ratio of 1:30.  All share and per share information included in these consolidated financial statements have not been adjusted to reflect this reverse stock split.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

We realized only $53,781 in revenue during the first six months of 2007, compared to $598,349 in the first six months of 2006, a reduction of 91%.  The primary reasons for the reduction were:

➢
The tariffs on mobile phone calls in China have fallen by approximately 80% in the past two years.  As a result, the use of cell phones has increased dramatically, with a concomitant slackening of demand for our payphone services.  When we initiated our business, the average cell phone tariff was five times the tariff on a call from our payphones.  Now the difference is insignificant.

➢
In January China Netcong (Beijing) Corporation Limited cancelled the contract under which we distributed its fixed line call times.  This contract had generated $44,161 in revenue for us in the first six months of 2006.

➢
Our attention in 2007 has been focused on developing our public company.  As a result, only minimal resources were devoted to marketing our Enterprise internet phone solutions.  The result was a complete elimination of revenue from that business during the first three months of 2007, and only $8,202 in the second quarter of 2007.

As our established businesses waned, management has been actively reducing our level of expenses.  As a result, our operating expenses during the six months ended June 30, 2007 were only $92,895, a 25% reduction from the first six months of 2006.  So, despite the near-elimination of revenue, we incurred only a $81,814 net loss for the six month period ended June 30, 2007.

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

Liquidity and Capital Resources

We began 2006 with a sizeable cash balance and nearly $1 million in accounts receivable. Both the cash and the receivables were exhausted during 2006, as our operations used $386,812 and our working capital was reduced to a deficit of $18,483.  This atrophy continued into the first six months of 2007, as our working capital deficit increased by $48,301 to $66,784.  In order to sustain and grow our business, therefore, we will need capital.

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

Beijing QTC generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of Smooth Global (China) Holdings, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

Smooth Global (China) Holdings is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the shareholders of Smooth Global (China) Holdings will have no effective means of exercising control over the operations of Smooth Global (China) Holdings.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’s system of disclosure controls and procedures was effective as of June 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Smooth Global (China) Holdings’s second fiscal quarter that has materially affected or is reasonably likely to materially affect Smooth Global (China) Holdings’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.

Date: August 14, 2007	By: /s/ Zheng Shuying
Zheng Shuying, Chief Executive Officer and Chief Financial Officer