Form 10QSB
period 2007-09-30
Smooth Global (China) Holdings, Inc.
filed 2007-11-14
CIK 1077637

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-25707

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)
Nevada	91-1948355
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 618, +17 Anyuan Road, Chaoyang District, Beijing, P.R.  China    100029

(Address of Principal Executive Offices)
86-10-6498-7788
(Registrant’s telephone number including area code)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]         No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [    ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 13, 2007

Common Voting Stock: 38,381,335

Transitional Small Business Disclosure Format (check one):      Yes [   ]     No [X]

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

September 30,
2007
ASSETS
Current Assets:
Cash and cash equivalents	$24,425
Due from an unaffiliated supplier (Note 4)	13,302
Total current assets	37,727

Property, Plant, and Equipment, net (Note 5)	245,824

Contract Security Deposit	3,771
Total Assets	$287,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	4,236
Accrued expenses (Note 6)	33,733
Taxes payable	1,266
Deferred revenue	2,407
Due to a related party (Note 7)	63,850
Total Current Liabilities	105,492

Commitments and Contingencies (Note 10)	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
5,381,375 shares issued and outstanding as of September 30, 2007	5,381
Additional paid-in capital	459,805
Statutory reserves	98,239
Unamortized contractual services costs	(361,607)
Retained earnings	(97,377)
Accumulated other comprehensive income	77,389
Stockholders' Equity	181,830
Total Liabilities and Stockholders' Equity	$287,322

See notes to financial statements.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
VoIP call time distribution	$48,669	$140,073	$102,392	$738,422
Enterprise internet phone solutions	-	9,847	8,260	52,724
Total revenue	48,669	149,920	110,652	791,146

Cost of sales
VoIP call time distribution	30,059	106,690	80,551	521,378
Enterprise internet phone solutions	-	2,368	410	4,362
Total cost of sales	30,059	109,058	80,961	525,740
Gross Profit	18,610	40,862	29,691	265,406

Operating Expenses
Payroll	6,292	10,368	21,027	33,323
Pension and employee benefit	1,832	2,968	6,234	13,026
Depreciation expenses	15,061	3,121	44,092	9,066
Amortization expenses	-	18,440	-	55,004
Office rent - related party transaction	3,963	3,771	11,725	11,248
Professional fees	6,878	170,016	24,111	184,970
Consultant fees	43,193	425,841	43,193	432,072
Travel and entertainment	423	2,732	15,693	12,089
Other general and administrative expenses	5,149	13,624	9,611	24,584
Total Operating Expenses	82,791	650,881	175,686	775,382
Income (Loss) from Operation	(64,181)	(610,019)	(145,995)	(509,976)

Other Income
Interest income	47	127	131	601
Total other income	47	127	131	601
Income (Loss) before provision
for Income Tax	(64,134)	(609,892)	(145,864)	(509,375)
Provision for Income Tax	-	-	-	-
Net Income	(64,134)	(609,892)	(145,864)	(509,375)

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	3,000	17,280	8,233	50,716

Comprehensive Income (Loss)	$(61,134)	$(592,612)	$(137,631)	$(458,659)

Basic and fully diluted earnings (loss) per share	$(0.02)	$(0.44)	$(0.07)	$(0.34)
Weighted average shares outstanding	2,928,002	1,333,333	2,110,224	1,333,333

See notes to financial statements.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended
	September 30,
	2007	2006
Operating Activities
Net income (loss)	$(145,864)	$(509,375)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	60,534	24,249
Amortization	-	55,004
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	71,997	877,165
(Increase)/Decrease in others receivable	-	(795,025)
(Increase)/Decrease in prepaid expenses and supplies	4,231	124,390
(Increase)/Decrease in contract security deposit	(806)	(3,629)
Increase/(Decrease) in accounts payable and accrued expenses	(46,632)	5,104
Increase/(Decrease) in other payable	(1,145)	(14,984)
Increase/(Decrease) in deferred revenue	2,407	-
Increase/(Decrease) in due to a related party	6,171	53,161
Net cash provided (used) by operating activities	(49,107)	(183,940)

Investing Activities
Loan to an unaffiliated supplier	(13,302)	-
Purchase of fixed assets	(14,068)	(238,163)
Net cash (used) by investing activities	(27,370)	(238,163)

Financing Activities
Pay back of loans from an officer	-	(7,585)
Net cash provided (used) by financing activities	-	(7,585)

Increase (decrease) in cash	(76,477)	(429,688)
Effects of exchange rates on cash	50,922	55,128
Cash at beginning of the period	49,980	636,539
Cash at end of the period	$24,425	$261,979
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See notes to financial statements.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 1-

BASIS OF PRESENTATION

The consolidated financial statements of Smooth Global (China) Holdings, Inc. and subsidiaries (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2006.

Note 2- ORGANIZATION AND OPERATIONS

Organization and Business Background

The Bralorne Mining Company ("Bralorne") was incorporated under the laws of the State of Nevada on December 2, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. Currently, the Company principally engages in the business to provide telecommunication services in the People's Republic of China ("PRC'), through its wholly-owned subsidiary, Gold Profit (Asia) Group Limited ("Gold Profit"). On July 31, 2007, Bralorne changes its name to Smooth Global (China) Holdings, Inc. ("Smooth Global" or the Company).

On November 2, 2006, Bralorne entered into an Share Exchange Agreement (“the Agreement") with the sole shareholder of Gold Profit to exchange 40,000,000 shares of common stock of Bralorne for 100% of the outstanding stock of Gold Profit. Upon the execution of the Agreement, Gold Profit became a wholly-owned subsidiary of Bralorne.

Gold Profit was incorporated as a limited liability company in the British Virgin Islands (“BVI”) under the BVI Business Companies Act on July 28, 2006, for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Statement of Financial Accounting Standards (SFAS) No.7 “Accounting and Reporting by Development Stage Enterprises”.

On September 8, 2006, Gold Profit entered into a Share Purchase Agreement with all the shareholders of Beijing Quan Tong Chang Information Service Limited a/k/a Beijing Smooth Global Information Services Ltd. ( ” QTC') to acquire 100% of QTC's registered capital for RMB500,000 (equivalent to US$60,386). Upon completion of this transaction, QTC became a wholly-owned subsidiary of Gold Profit.

Under the Company Law of PRC, QTC was incorporated in Beijing, PRC on August 2, 2003 with a registered capital of $60,386. QTC is a tele-communication company focusing on providing telecommunication services and sale of self-developed enterprise internet phone solutions to customers in PRC.

QTC telecommunication services mainly focus on call time distribution. It provides enterprise phone users and public phone users with access to China Netcom (Shaoxing) Corporation Limited (“CNSX”) and China Netcom (Guangdong) Corporation Limited (“ CNGD” ) network via phones connected to QTC's telecommunication server. Both CNSX and CNGD are subsidiaries of China Netcom (Group) Company Limited, one of the largest telecommunications carriers in PRC. QTC signed non-exclusive distribution agreement with CNSX and CNGD to distribute their Voice Over Internet Protocol (“VoIP ”) call time in the PRC.

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company occurred an operation loss of $1,913,670 in the year ended December 31, 2006. The amount is significant, comparing with the Company's shareholders' equity. Additionally, the revenue for the nine months ended September 30, 2007 dropped enormously from the same period in 2006 , and recorded an operating loss of $145,995 for the nine months ended September 30, 2007. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the Accounting Principles of China" ("PRC GAAP"). Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP. The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial.

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

Termination of distribution contract

The Company had a non-exclusive distribution contract with China Netcom (Beijing) Corporation Limited (“CNBJ”) to distribute its traditional fixed line call times.  In January 2007, CNBJ notified the Company to terminate such contract, under which, the Company generated revenue of $62,031 and $57,329 for the year ended December 31, 2006 and the nine months ended September 30, 2006, respectively. The Company derived revenue of $1,158 from such business in January 2007 before the termination.

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

Research and Development Costs

Research and development costs are expensed when incurred. The major components of these research and development costs are the labor cost. Research and development costs amounted to $0 and $2,270 for the nine months ended September 30, 2007 and 2006, respectively.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses amounted to $0 and $2,180 for the nine months ended September 30, 2007 and 2006, respectively.

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

Foreign Currencies Translation

The functional currency of the Company is Renminbi ( “ RMB ” ). Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates quoted by the People ’ s Bank of China (“PBOC”) prevailing at the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable exchange rates quoted by the PBOC at the balance sheet dates. Exchange differences are included in the statements of changes in shareholders' equity. Gain and losses resulting from foreign currency transactions are included in operations.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $69,156 and $24,083 as of December 31, 2006 and 2005, respectively, as compared to $77,389 and $74,799 as of September 30, 2007 and 2006, respectively. The balance sheet amounts with the exception of equity at December 31, 2006 were translated at 7.80 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005, and 7.52 RMB and 7.89 RMB at September 30, 2007 and 2006, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2006 and 2005 were 7.96 RMB and 8.11 RMB, respectively, as compared to 7.67 RMB and 8.00 RMB for the nine months ended September 30, 2007 and 2006, respectively.

Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information ” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two principal business segments.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the nine months ended September 30, 2007 and 2006, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Change of Fiscal Year Ending

On December 28, 2006, the Company changed its fiscal year ending from November 30 to December 31. As a capital transaction accounted for as a reverse merger, the Company's historical financial statements presented prior to the merger are the historical financial statements of accounting acquirer, Gold Profit, whose fiscal year ending is December 31. Therefore, the Management believes the Company does not need to file a transition report in order to substantially compliance with the requirements of Rule 13a-10.

Note 4- DUE FROM AN UNAFFILIATED SUPPLIER

The Company extended a short-term loan to an affiliated telecommunication equipment supplier. This loan is unsecured, non-interest bearing, and will be paid back on March 31, 2008. Cash flows from due from an unaffiliated supplier are classified as cash flows from investing activities. The Management believes the loan can help the supplier run its business, and in turn the supplier can provide equipments and services to the Company in a stable price.

Note 5- PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

September 30,
2007
(unaudited)
Network and computer equipment	$116,587
Office equipment and furniture	73,831
Leasehold Improvements	232,300
422,718
Less: Accumulated depreciation	(176,894)
Total	$245,824

Depreciation expense charged to operations was $60,534 and $24,249 for the nine months ended September 30, 2007 and 2006, respectively.

Note 6- ACCRUED EXPENSES

Accrued expense consists of the following:

September 30,
2007
(unaudited)

Welfare payable	$13,834
Accrued professional fees	19,899
$33,733

Note 7- DUE TO A RELATED PARTY

Due to a related party consists of the following:

September 30,
2007
(unaudited)
Due to Ms. Zheng, Shuying - rent payable	$63,850

Rent payable

The Company rents office premise at the market rate from Ms. Shuying Zheng, CEO of the Company. The lease is non-cancelable and will expire in June 2010. Rent expense amounted to $11,725 and $11,248 for the nine months ended September 30, 2007 and 2006, respectively. There was an outstanding balance of $63,850 owed to the landlord as of September 30, 2007.

Note 8- SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. The Company does not allocate any operating expenses or assets to its two business segments as management does not use this information to measure the performance of the operating segments. Certain costs of revenues are shared between business egments. These costs, including staff costs, bandwidth leasing charges and depreciation, were allocated to the VoIP call time distribution and enterprise internet phone solutions segments in proportion to their gross margin contribution before the allocation of these costs. Also, no measures of assets by segment are reported and used by the chief operating decision maker. Hence, the Company has not made disclosure of total assets by reportable segment.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Summarized information by business segment for the nine months ended September 30, 2007 and 2006 is as follows:

	For the Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
REVENUE
VoIP call time distribution	$102,392	$738,422
Enterprise internet phone solutions	8,260	52,724

COST OF SALES
VoIP call time distribution	$80,551	$521,378
Enterprise internet phone solutions	410	4,362

GROSS PROFITS
VoIP call time distribution	$21,841	$217,044
Enterprise internet phone solutions	7,850	48,362

Note 9- REVERSE STOCK SPLIT

Effective on July 31, 2007, The Bralorne Mining Company filed with the Nevada Secretary of State a Certificate of Amendment to its Articles of Incorporation. The amendment effected a reverse stock split of the Company's common stock in the ratio of 1:30. The number of shares of common stock issued and outstanding immediately after the reverse stock split was 1,701,375, including an addition of 40 shares for rounding up fractional shares.  All share and per share information included in these consolidated financial statements has been adjusted to reflect this reverse stock split.

Note 10- COMMON STOCK

On August 20, 2007, the Company engaged a consultant, Jun Chen, for a period September 2007 through April 2008. The terms of the agreement are for the consultant to receive 1,080,000 shares of common stock valued at $0.11 per share, totaling $118,800, which will be amortized over the beneficial period. The consultant provides technical service to the Company.

On August 20, 2007, the Company engaged a consultant, Bayaer, for a period August 28, 2007 through August 27, 2009. The terms of the agreement are for the consultant to receive 800,000 shares of common stock valued at $0.11 per share, totaling $88,000, which will be amortized over the beneficial period.  The consultant provides the Company with legal service.

On August 21, 2007, the Company engaged a consultant, Jingli Yao, for a period September 10, 2007 through September 9, 2008. The terms of the agreement are for the consultant to receive 1,320,000 shares of common stock valued at $0.11 per share, totaling $145,200, which will be amortized over the beneficial period. The consultant provides the Company with promotion service.

On August 22, 2007, the Company engaged a consultant, Minxian Zeng, for a period August 22, 2007 through June 21, 2008. The terms of the agreement are for the consultant to receive 480,000 shares of common stock valued at $0.11 per share, totaling $52,800, which will be amortized over the beneficial period. The Company retained the consultant as a general coordinator.

Note 11- CONCENTRATIONS AND RISKS

(a) Major Customers

Substantially all of the telecommunication services revenues for the nine months ended September 30, 2007 and 2006, are derived from distribution of VoIP call time purchased from CNSX and CNGD. If the strategic relationship with either CNSX and CNGD is terminated or scaled-back, or if CNSX and CNGD alter the co-operative arrangements, the Company’s telecommunication services revenue might be adversely affected.

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

Note 13- SUBSEQUENT EVENTS

On October 24, the Company completed the acquisition of 100% of the registered capital stock of Smooth Global Services Limited (the "SGSL"). In exchange for the registered capital stock of SGSL, the Company issued 33,000,000 shares of its common stock to the prior owners of SGSL. The prior registered owners of SGSL were Christina Nelson and Shannon Lee Alsop. They held the shares, however, as nominees for nine residents of PRC. Accordingly, upon closing of the acquisition, Ms. Nelson and Ms. Alsop assigned the 33,000,000 shares to those nine beneficiaries. 20,000,000 of the shares were assigned to Ms. Shuying Zheng, CEO of the Company. Upon completion of the acquisition, SGSL became a wholly-owned subsidiary of the Company.

SGSL was organized as a Business Company under the laws of the British Virgin Islands. SGSL has one wholly-owned subsidiary: Smooth Global (Beijing) Telecom Science Limited ("Beijing Telecom"), which was organized under the laws of PRC. Beijing Telecom is the beneficiary under a Trust and Indemnity Agreement, in which Jin Yanfang and Wang Yanxia, the registered equity owners of Beijing GRT Information Services Limited (“ Beijing GRT ”), have transferred to Beijing Telecom all of the beneficial interest in the equity of Beijing GRT. Jin Yanfang and Wang Yanxia remain the registered owners of the equity in Beijing GRT, but have agreed to act as trustees for Beijing Telecom and to follow directions given to them with respect to the business of Beijing GRT.

Through the agreements described in the preceding paragraph, Beijing Telecom is deemed a 100% beneficiary of Beijing GRT resulting in Beijing GRT being deemed a subsidiary of Beijing Telecom under the requirements of Financial Interpretation 46 (Revised) "Consolidation of Variable Interest Entities" issued by the Financial Accounting Standards Board ("FASB"). Accordingly, the consolidated financial statements of SGSL and its wholly owned subsidiary, Beijing Telecom, will be prepared by including the financial statements of Beijing GRT through October 24, 2007 and thereafter.

Beijing GRT is the only one of these affiliated companies that is engaged in business operations. SGSL and Beijing Telecom are holding companies, whose business is to hold a beneficial interest in Beijing GRT. Beijing GRT was incorporated in Beijing City, PRC on May 26, 2005 with a registered capital of $241,640, under the Company Law of PRC. Beijing GRT is engaged in the business of providing telecommunication services to end users.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

We realized only $110,652 in revenue during the first nine months of 2007, compared to $791,146 in the first nine months of 2006, a reduction of 86%.  For the three months ended September 30, 2007, our revenues totaled only $48,669, compared to $149,920 in the third quarter of 2006.  The primary reasons for the reductions were:

➢

The tariffs on mobile phone calls in China have fallen by approximately 80% in the past two years.  As a result, the use of cell phones has increased dramatically, with a concomitant slackening of demand for our payphone services.  When we initiated our business, the average cell phone tariff was five times the tariff on a call from our payphones.  Now the difference is insignificant.

➢

In January China Netcom (Beijing) Corporation Limited cancelled the contract under which we distributed its fixed line call times.  This contract had generated $57,329 in revenue for us in the first nine months of 2006.

➢

Our attention in 2007 has been focused on developing our public company.  As a result, only minimal resources were devoted to marketing our Enterprise internet phone solutions.  The result was a complete elimination of revenue from that business during the first and third quarters of 2007, and only $8,202 in the second quarter of 2007.

As our established businesses waned, management actively reduced our level of expenses. As a result, our operating expenses during the nine months ended September 30, 2007 were only $175,686, a 77% reduction from the first nine months of 2006.  So, despite the dramatic reduction in revenue, we incurred only a $145,864 net loss for the nine month period ended September 30, 2007, compared to the $509,375 net loss we incurred in the first nine months of 2006.  For the third quarter of 2007 our net loss was $64,134, far below the $609,892 net loss that we suffered in the third quarter of 2006.

In late August and early September 2007 we entered into four contracts with consultants who are assisting us in rebuilding our company’s business.  To compensate these individuals we issued them shares of our common stock, which had a market value of $404,800.  We will expense that amount over the lives of the four contracts, which range from nine months to two years.  The amortization of this stock-based compensation added only $43,193 to our expenses in the third quarter of 2007, as the contracts were executed near the end of the quarter.  During the next five months that we report, however, until the largest contract is fully amortized over its nine month term, these contracts will add approximately $44,000 per month to our expenses.

Management has recognized that its efforts to return the payphone business to profitability were futile.  For that reason, after the quarter ended, we terminated our payphone business.  In its place, on October 24, 2007, we acquired ownership of the entity that is the sole beneficiary of the trust that owns Beijing GRT Information Services Limited (“Beijing GRT”).  Although Beijing GRT was previously also engaged in the payphone and internet phone solutions business, it is now engaged exclusively in the business of international call forwarding.

Beijing GRT entered into the international call forwarding business in February 2007 by obtaining a license from China Netcom (Group) Company Ltd. Shanghai Branch and a license from China Netcom (Group) Company Ltd. Shaoxing Branch.  The licenses were acquired in connection with the purchase by Beijing GRT of 2000 local telephone numbers.  The licenses provide that the carriers will facilitate the international call forwarding business of Beijing GRT by (1) waiving all monthly fees for the company’s local numbers, (2) guaranteeing Beijing GRT its lowest per-unit fee, and (3) assuring Beijing GRT that it will retain the local numbers for at least three years.

Beijing GRT currently operates from two branch offices:  one in Shanghai and one in Harbin.  We plan to expand its operations by opening an additional 18 sales offices throughout China, and hiring 100 additional sales personnel to staff the offices.  We estimate that the start-up expense associated with each new office will be $30,000 to $50,000.  Therefore, fulfillment of our goal of 20 sales offices will depend on our ability to obtain financing.

Liquidity and Capital Resources

We began 2006 with a sizeable cash balance and nearly $1 million in accounts receivable. Both the cash and the receivables were exhausted during 2006, as our operations used $386,812 and our working capital was reduced to a deficit of $18,483.  This atrophy continued into the first nine months of 2007, as our working capital deficit increased by $49,282 to $67,765.  Without capital resources and with a business whose prospects were poor, we were unable to continue the business plan focused on payphones.  For that reason, we acquired Beijing GRT, whose growing international call forwarding business has good prospects for financial success.

As noted above, full implementation of the business plan for Beijing GRT will require capital.  We are currently engaged in discussions aimed at obtaining capital.  We expect that in the next few months we will sell equity or combined debt-equity instruments in order to obtain the necessary capital.  At the present time, however, we have not received any firm commitment for capital from any source.

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

Implementation of our international call forwarding business will require substantial additional capital, which may result in dilution of our existing shareholders.

At June 30, 2007 Beijing GRT had only $59,000 in cash and its other liquid assets were insignificant.  In order to fully implement its business plan, Beijing GRT will require a substantial amount of additional capital.  It is likely that, in order to obtain that capital, Beijing GRT will be forced to issue a large portion of its equity.  That financing, if it occurs, will reduce the portion of our equity held by our existing shareholders, and may reduce the value of their shares, if the sale of equity occurs at prices lower than the current market price.  On the other hand, if we are unable to obtain the necessary capital, the business will fail.

Our international call forwarding business is new and untested, so it may fail.

Our business plan relies on the success of the international call forwarding business operated by Beijing GRT.  This is a new business for Beijing GRT – it commenced operations in February 2007 - and international call forwarding is, in fact, a new business in China.  Because we have limited historical results to consider, there may be factors we have not considered or do not foresee that may cause the business to fail.

If a major carrier undertook to compete against us in the international call forwarding business, our resources might not be sufficient to compete effectively.

There are low barriers to entry into the international call forwarding business.  We have no patents on the technology, nor are there significant trade secrets to give us a privileged position in the market.  Our success in this new business will depend on our marketing acumen, our good relations with the major telephone carriers, and the quality of the service we provide.  If a major telecommunications carrier or other highly capitalized business entered the market, our resources might not permit us to compete effectively against the competitor’s ability to devote vast capital and human resources to the project of accumulating the relationships that will be key to success in this business.

If the major carriers reduce their roaming charges, we will lose the key competitive advantage of our international call forwarding service.

For most subscribers to a mobile phone service, the default position when they travel is to use their carrier’s roaming services – primarily because it requires no planning or effort.  Our business will succeed only if we persuade mobile phone users that the substantial cost advantage of our service over the carriers’ roaming services warrants the users’ investment of time and attention to subscribing and establishing the necessary call connections.  If the mobile phone carriers reduce their roaming charges in the future, our competitive advantage will be proportionately reduced.  Our business will fail if the major carriers reduce their roaming charges to a point where our price advantage becomes insignificant to the average traveler.

A recession in China could significantly hinder our growth.

The success of our international call forwarding services will depend on continuation and expansion of recent trends in travel by the people of China.  Those travel habits depend, in turn, on recent growth in business activity and disposable income in China.  If there is a downturn in business activity in China, it will reduce the market for our services.  Many financial commentators expect a recession to occur in China in the near future.  The occurrence of a recession could significantly hinder our efforts to implement our business plan.

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

Beijing GRT generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of Smooth Global (China) Holdings, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’ system of disclosure controls and procedures was effective as of September 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Smooth Global (China) Holdings’ third fiscal quarter that has materially affected or is reasonably likely to materially affect Smooth Global (China) Holdings’ internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.

Date: November 13, 2007

By:  /s/ Zheng Shuying

       Zheng Shuying, Chief Executive Officer

       and Chief Financial Officer

9