Form 10KSB
period 2007-12-31
Smooth Global (China) Holdings, Inc.
filed 2008-04-15
CIK 1077637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007.

                     OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-25707

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

Nevada	91-1948355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

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

Yes   X             No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____   No   X

State the issuer’s revenues for its most recent fiscal year: $ 1,922,748

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of April 11, 2007 was $2,001,765.

As of April 11, 2007 the number of shares outstanding of the Registrant’s common stock was 38,381,375 shares, $.001 par value.

Transitional Small Business Disclosure Format:  Yes____   No   X

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Smooth Global (China) Holdings, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

Item 1.  Business

Development of our Organization

Smooth Global (China) Holdings, Inc. is a holding company whose operating subsidiaries are located in the People’s Republic of China.  Until October 2007 our only operating subsidiary was Beijing Quan Tong Chang Information Service Limited (“Beijing QTC”), a corporation organized under the laws of The People’s Republic of China.  We own, through an offshore subsidiary, 100% of the registered capital of Beijing QTC.

Beijing QTC was founded in 2003 by Guoqing Xu and Shuying Zheng.  Its primary revenue source was a network of public payphones located in Beijing.  With outlets located in universities, shopping malls and street corners, Beijing QTC distributed fixed line call times under distribution agreements with China Netcom (Beijing) Corporation Limited and China Netcom (Guangdong) Corporation Limited.  In 2004, Beijing QTC controlled 34% of the public payphone market in Beijing.

In 2006 and 2007 the revenue from our payphone business fell dramatically.  The primary reasons for the reduction in revenue were:

➢
The tariffs on mobile phone calls in China have fallen by approximately 80% in the past two years.  As a result, the use of cell phones has increased dramatically, with a concomitant slackening of demand for our payphone services.  When we initiated our business, the average cell phone tariff was five times the tariff on a call from our payphones.  Now the difference is insignificant.

➢	In January 2007 China Netcom (Beijing) Corporation Limited cancelled the contract under which we distributed its fixed line call times.

Management recognized that its efforts to return the payphone business to profitability were futile.  For that reason, in October 2007, we decided to let our payphone business gradually expire.  In its place, on October 24, 2007, we acquired ownership of the entity that is the sole beneficiary of the trust that owns Beijing GRT Information Services Limited (“Beijing GRT”).  Although Beijing GRT has small involvements in the payphone and internet phone solutions business, its primary business consists of international call forwarding.

Beijing GRT

On October 24, 2007 we acquired ownership of the registered capital stock of Smooth Global Services Limited, a corporation organized in the British Virgin Islands in exchange for 33,000,000 shares of our common stock.  Smooth Global Services Limited has one wholly-owned subsidiary:  Smooth Global (Beijing) Telecom Science Limited, which was organized under the laws of The People’s Republic of China.  Smooth Global (Beijing) Telecom Science Limited is the beneficiary under a Trust and Indemnity Agreement, in which Jin Yanfang and Wang Yanxia, the registered equity owners of Beijing GRT Information Services Limited (“Beijing GRT”), have transferred to Smooth Global (Beijing) Telecom Science Limited all of the beneficial interest in the equity of Beijing GRT.  Jin Yanfang and Wang Yanxia remain the registered owners of the equity in Beijing GRT, but have agreed to act as trustees for Smooth Global (Beijing) Telecom Science Limited and to follow directions given to them with respect to the business of Beijing GRT.

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

International call forwarding replaces the function of the international roaming services provided by most mobile carriers.  To utilize our international call forwarding service, a subscriber will obtain use of a phone number in the country he or she is visiting.  He will then purchase from us a SIM card that will permit him to receive a fixed amount of call-time from our server while in the foreign country.  When he uses the call forwarding service provided by his mobile carrier to forward his inbound calls to a Beijing GRT phone number, we rout the calls to the subscriber’s phone number in the destination country.

The market for our call forwarding service are those Chinese residents who travel abroad for business or personal reasons.  Between 1999 and 2005 this market grew by 22% annually, increasing from 9 million travelers in 1999 to over 31 million travelers in 2005.  As China’s entry into the World Trade Organization opens up more countries to Chinese business travel, we expect the growth of foreign travel by residents of China to continue.  Since China now has the largest mobile phone subscriber base in the world – 463 million subscribers at the end of 2006, most of those travelers will be potential subscribers to our international call forwarding service.

Although international call forwarding service is popular in Hong Kong, we are not aware of any service provider offering the service in China.  Therefore, initially our competition will come from the roaming services provided by mobile carriers.  Our primary competitive advantage will be price:  we currently charge 2 RMB (approximately $.27) per minute for calls on our system and the subscriber also pays the local phone tariff for outbound calls; mobile roaming charges by the principal Chinese carriers generally exceed 8 RMB and are much higher in certain countries.  One additional disadvantage of roaming services is that they are not available in countries that use incompatible mobile communication systems.  For example, the GSM system used by China Mobile has not been deployed in Japan.  So China Mobile customers cannot obtain roaming services in Japan.

Our other initial competition will come from mobile phone services provided in the destination countries.  These services will often be price competitive with us – but the user has to notify his friends and associates of his new (temporary) phone number.

Beijing GRT currently operates from two branch offices:  one in Shanghai and one in Harbin.  We plan to expand its operations by opening an additional 18 sales offices throughout China, and hiring 100 additional sales personnel to staff the offices.  We estimate that the start-up expense associated with each new office will be $30,000 to $50,000.  Therefore, fulfilment of our goal of 20 sales offices will depend on our ability to obtain financing.

Franchise Operations

Since we currently lack the capital necessary to open our planned network of branch offices, we have developed an alternative, low cost method of maximizing the opportunity that our call forwarding licenses afford us.  During 2007 we established sixteen franchised distributors of our call forwarding services throughout China.  In exchange for a franchise fee of approximately $33,000, we provide the franchisee all of the necessary training and materials necessary to enter into the business.  The franchisee then purchases an inventory of our SIMS cards for resale to phone customers.

The sale of SIM cards through franchisees is not as profitable as direct sale by our own branch office, since we must afford the franchisee a substantial discount on the price of the SIM card.  On the other hand, we can establish a franchise with virtually no cost – indeed, far less cost than the franchise fee.  So the franchise business enables us to expand our market rapidly without a significant capital investment.

Planned Acquisition

On February 1, 2008 Smooth Global signed a letter of intent with Beijing Network Education Union Co., Ltd. (“Beijing Network Education Union”), a corporation organized and operating in The People’s Republic of China.  Beijing Network Education Union is engaged in the business of providing communications systems integration for customers in a number of fields, including education, hospitality, public security and telecommunications.

The letter of intent contemplates that Beijing Network Education Union will transfer its operating business to a newly-formed wholly-foreign-owned entity in China, to be owned through subsidiaries by Smooth Global.  In exchange for those business operations, Zheng Shuying, the President of Smooth Global, will assign to Beijing Network Education Union up to 14,850,000 shares of Smooth Global common stock that are currently owned by Ms. Zheng, with the result that the other Smooth Global shareholders will experience no dilution as a result of the transaction.  The number of shares to be assigned will depend upon the net income of Beijing Network Education Union reported on its audited financial statements for 2007.  If the audited net income is less than 26 million RMB (approximately US$3,500,000), then the parties will negotiate a number of shares less than 14,850,000 to be assigned.

Completion of the acquisition will depend on execution of a formal acquisition agreement and completion of an audit of the financial statements of Beijing Network Education Union.

Personnel

Beijing QTC currently employs 15 individuals, all on a full-time basis.  None of our employees belongs to a collective bargaining unit.  Our relationships with our employees are good.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SMGH.”   Set forth below are the high and low bid prices for each of the quarters between since January 1, 2006 and December 31, 2007.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The prices set forth below have been adjusted, as necessary, to reflect the effect of a 1-for-30 reverse stock split on July 31, 2007.

	Bid
Quarter Ending	High	Low
March 31, 2006	$13.80	$7.50
June 30, 2006	$7.50	$4.50
September 30, 2006	$4.80	$3.60
December 31, 2006	$10.50	$3.60

March 31, 2007	$200.00	$45.00
June 30, 2007	$70.00	$21.00
September 30, 2007	$22.00	$.11
December 31, 2007	$.51	$.11

(b) Shareholders

Our shareholders list contains the names of 71 registered stockholders of record of the Company’s Common Stock.

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

(d)  Sale of Unregistered Securities

On October 24, 2007 Smooth Global acquired all of the outstanding capital stock of Smooth Global Services Limited.  In exchange for that equity, Smooth Global issued to the shareholders of Smooth Global Services Limited 33,000,000 shares of common stock.  The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about the Company and who were acquiring the shares for their own accounts.  There was no underwriter.

 (e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007

Item 6   Management’s Discussion and Analysis

Results of Operations

On October 24, 2007 we acquired beneficial ownership of Beijing GRT Information Services Limited (Beijing GRT”).  Because we issued approximately 86% of our equity in exchange for ownership of Beijing GRT and because the assets of Beijing GRT substantially exceeded our assets before the acquisition, we have classified the acquisition as a reverse merger for accounting purposes.  For that reason, our Consolidated Statements of Operations and Other Comprehensive Income for 2007 and 2006 includes the financial results of Beijing GRT during those two years, but includes the financial results of our other subsidiary, Beijing Quan Tong Chang Information Service Limited (“Beijing QTC”) only for the period from October 24, 2007 through December 31, 2007.

Beijing QTC had been primarily involved in the business of operating public payphones, but also generated revenue by marketing internet phone systems.  We chose to replace Beijing QTC as the focus of our operations because we saw that business waning.  In the first nine months of 2007 we realized only $110,652 in revenue from Beijing QTC, compared to $791,146 in the first nine months of 2006, a reduction of 86%.  As the financial statements included in this Report show, the revenue from Beijing QTC for the period from October 24, 2007 to December 31, 2007 totaled only $8,139.  The primary reasons for the reductions were:

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

The acquisition of Beijing GRT has returned the Company to profitability.  During 2007 we recorded $1,922,748 in revenue, most of which was attributable to the international call forwarding business of Beijing GRT:  $1,196,996 from our sale of SIM cards and an additional $527,753 in fees paid by our franchisees.  In contract, in 2006, when Beijing GRT was involved only in the maintenance of payphones and installation of communications systems, its total revenue was only $119,255.

The international call forwarding business was quite profitable as well, particularly the franchise aspect of it.  The SIM cards that we sold for $1,196,996 cost us only $599,253, yielding a gross margin of almost 50%.  The cost of our franchise operations was negligible, and we included it in our general and administrative expenses.  Our gross profit was hindered only by the $32,190 gross loss that we incurred in our payphone business.  For that reason, it is our plan to terminate that business as soon as our standing commitments expire.

The ratio of our operating expenses to our revenue in 2007 was 17%.  The primary components of operating expense were (1) employee compensation, $119,068, most of which was paid to our Chief Executive Officer, and (2) consulting fees of $71,793.  The consulting fees resulted from four contracts that we entered in August and September 2007 with consultants who are assisting us in rebuilding our company’s business.  To compensate these individuals we issued them shares of our common stock, which had a market value of $404,800.  We are expensing that amount over the lives of the four contracts, which range from nine months to two years.  Because of the reverse merger accounting, our 2007 statements of operations and other comprehensive income reflect the effect of that amortization only for the period from October 24, 2007 through December 31, 2007.  During the early months of 2008, however, until the largest contract is fully amortized over its nine month term, these contracts will add approximately $44,000 per month to our expenses.

Our net pre-tax income of $859,070 for 2007 was also our net after-tax income.  Because Beijing GRT employed a significant number of individuals who were previously unemployed, it qualified for an exemption from taxation in China for three years.  The exemption expired, however, at the end of 2007.  Our income for 2008 and thereafter, therefore, will be subject to the national income tax of 25% on corporate earnings.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In 2007, the effect of converting our financial results to Dollars was to add $80,442 to our comprehensive income.

Liquidity and Capital Resources

Although our operations during 2007 produced net income of $859,520, we increased our cash position by only $391,402.  The primary reason for this discrepancy was our use of $349,536 in available cash to purchase SIM cards.  This expenditure was indicative of our efforts to take advantage of the first-mover advantage that we enjoy in the international call forwarding business in China.  Our belief is that the ultimate success of our venture will depend on establishing a nationwide association between our brand and the business of call forwarding.

Building that association will cost money.  At the end of 2007 we had $521,016 in cash on our balance sheet.  In the first few weeks of 2008, almost all of that was spent – some for capital improvements, some for operating expenses.  This pattern can be expected to continue for the indefinite future, as long as we continue to see a market opportunity in China.  Our plan is to expand our operations by opening an additional 18 sales offices throughout China, and hiring 100 additional sales personnel to staff the offices.  We estimate that the start-up expense associated with each new office will be $30,000 to $50,000.  Therefore, fulfillment of our goal of 20 sales offices will depend on our ability to obtain financing.

We have little on our balance sheet that could be pledged as collateral for debt.  For that reason, our ability to finance growth will necessarily involve the sale of our equity.  Our ability to sell equity at an acceptable price is not assured, and to date we have no commitments for funding.  So we will continue to explore opportunities for financing.  The cash flow from our business is sufficient to indefinitely sustain our operations as they are currently configured.  But in order to take full advantage of our market opportunity, we will require additional funds.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2007, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2007.

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

Our business plan relies on the success of the international call forwarding business operated by Beijing GRT.  This is a relatively new business for Beijing GRT – it commenced operations in February 2007 - and international call forwarding is, in fact, a new business in China.  Because we have limited historical results to consider, there may be factors we have not considered or do not foresee that may cause the business to fail.

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

Not Applicable.

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

(c)	Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a.           Inadequate staffing and supervision within the accounting operations of our company.  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b.           Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Beijing.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Beijing office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

c.           Lack of independent control over policy implementation.  Zheng Shuying is one of three members of our Board of Directors; the other directors are employees of the Company.  Zheng Shuying is also our Chief Executive Officer, our Chief Financial Officer, and the owner of a majority of our stock.  From time to time Ms. Zheng has made loans to finance the operations of the Company, has transferred assets to the Company in exchange for stock, and has arranged transactions between the Company and other entities under her control.  The absence of other directors or officers to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zheng Shuying	41	Chief Executive Officer, Chief Financial Officer, Director	2007
Liu Meifeng	46	Director	2007
Jin Guodong	58	Director	2007

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Zheng Shuying.  Since 2003 Ms. Zheng has been employed as Chief Executive Officer of Beijing QTC Information & Services Co., Ltd.  Since 2005 Ms. Zheng has also been employed as Chief Executive Officer of Beijing GRT Information Services Limited.  Both of these companies are now subsidiaries of Smooth Global (China) Holdings, Inc. From 1992 to 2003, Ms. Zheng was Chief Executive Officer of Beijing Haodu Science & Technology Co. Ltd., which was engaged in the business of acquiring and marketing patents and other technology.  From 1988 to 1992 Ms. Zheng was a Team Leader in the Finance Bureau of the City of Harbin in China, with responsibilities for auditing.  In 1988 Ms. Zheng was awarded a graduate degree in the Management Science College of the Zhengzhou University in China.

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

Jin Guodong.  Since 2005 Jin Guodong has been employed as Vice President of Beijing GRT Information Services Limited.  From 1978 until 2005 Jin Guodong was employed by the Heilongjiang Branch Company of the People’s Insurance Company (Group) of China Property and Casualty Company Limited.  His final position in that employ was as Manager of the Qiqihar Branch.  In 1978 Jin Guodong earned a degree from Tianjin University in China, with a specialty in architecture.

Audit Committee; Compensation Committee; Nominating Committee

The Board of Directors has not yet appointed an Audit Committee, a Compensation Committee or a Nominating Committee, due to the relatively small size of the Board.  The Board does not have any member who qualifies as an audit committee financial expert, for the same reason.

 Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers.  The Board of Directors has not adopted a written code of ethics because there are so few executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007, except that neither Zheng Shuying nor Liu Meifeng has filed a Form 3.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Smooth Global and its subsidiaries to Zheng Shuying, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2006, 2005 and 2004.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zheng Shuying	2006	$96,264	-	-	-	-
	2006	$3,798	-	-	-	-
	2005	$3,798	-	-	-	-

Employment Agreements

All of our executive officers are employed on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2007 and those options held by him on December 31, 2007.

	Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Zheng Shuying	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2007 and held by them unvested at December 31, 2007.

	Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have NotVested	Market Value of Shares That Have Not Vested
Zheng Shuying	0	--

Remuneration of Directors

None of the members of the Board of Directors received remuneration for service on the Board during 2007.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are 38,381,335 shares of Smooth Global common stock issued and outstanding.  The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this Report by the following:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Zheng Shuying	20,000,000	52.1%
Liu Meifeng	0	--
Jin Guodong	1,700,000	4.4%

All officers and directors (3 persons)	21,700,000	56.5%
________________________________
(1)	The address of each shareholder is Room 618, Building Hui An Xuan, +17 Anyuan Road, Chaoyang District, Beijing, P.R. China 100101.
(2)	All shares are owned of record and beneficially.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	0		0
Total..............	0		0

Item 12.  Certain Relationships and Related Transactions and Director Independence

On October 24, 2007 Smooth Global (China) Holdings, Inc. acquired the registered capital stock of Smooth Global Services Limited.  In exchange for the capital stock of Smooth Global Services Limited, Smooth Global (China) Holdings, Inc. issued 33,000,000 shares of its common stock to the prior owners of Smooth Global Services Limited.  The prior registered owners were Christina Nelson and Shannon Lee Alsop.  They held the shares, however, as nominees for nine residents of The People’s Republic of China.  Accordingly, upon closing of the acquisition, Ms. Nelson and Ms. Alsop assigned the 33,000,000 shares to those nine beneficiaries.  20,000,000 of the shares were assigned to Zheng Shuying.  Ms. Zheng is the Chief Executive Officer of Smooth Global (China) Holdings, Inc.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Stock Market.

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2007.

Consolidated Statements of Operations and Other Comprehensive Income – Years ended December 31, 2007 and 2006.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - Years ended December 31, 2007 and 2006.

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006.

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a	Articles of Incorporation – filed as an exhibit to the Registration Statement on Form 10-SB (SEC File #0-25707) filed on April 2, 1999, and incorporated herein by reference.

3-a(1)	Certificate of Amendment of Articles of Incorporation - filed as an exhibit to the Current Report on Form 8-K filed on August 2, 2007, and incorporated herein by reference.

3-b	Restated By-laws – filed as an exhibit to the Registration Statement on Form 10-SB (SEC File #0-25707) filed on April 2, 1999, and incorporated herein by reference.

10-a
Trust and Indemnity Agreement dated September 20, 2007 among Smooth Global (Beijing) Telecom Science Limited and Jin Yanfang and Wang Yinxia – filed as an exhibit to the Current Report on Form 8-K filed on October 29, 2007, and incorporated herein by reference.

21	Subsidiaries – Gold Profit (Asia) Group Limited, a BVI corporation
Beijing Quan Tong Chang Information Service Limited, a PRC corporation
Smooth Global Services Limited, a BVI corporation
Smooth Global (Beijing) Telecom Science Limited, a PRC corporation

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

Item 14.  Principal Accountant Fees and Services

Audit Fees

Keith K. Zhen, CPA billed $50,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2007.    Keith K. Zhen, CPA billed $35,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2006.

Audit-Related Fees

Keith K. Zhen, CPA billed $0 to the Company during 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements. Keith K. Zhen, CPA billed $0 to the Company during 2006 for assurance and related services that are reasonably related to the performance of the 2006 audit or review of the quarterly financial statements.

Tax Fees

Keith K. Zhen, CPA  billed $0 to the Company during 2007 for professional services rendered for tax compliance, tax advice and tax planning.  Keith K. Zhen, CPA  billed $0 to the Company during 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Keith K. Zhen, CPA  billed $0 to the Company in 2007 and $0 in 2006 for services not described above.

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

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT
2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Smooth Global (China) Holdings, Inc.
F/K/A The Bralorne Mining Company

We have audited the accompanying consolidated balance sheet of Smooth Global (China) Holdings, Inc. and subsidiaries as of  December 31, 2007 and 2006, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smooth Global (China) Holdings, Inc. and subsidiaries as of  December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/Keith K. Zhen, CPA

Keith K. Zhen, CPA
Brooklyn, New York
April 7, 2008

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS

Current Assets:
Cash and cash equivalents	$521,016	$42,985
Accounts receivable, net (Note 4)	209,948	49,003
Prepaid expense (Note 5)	370,632	21,096
Purchased calling card	403	-
Total current assets	1,101,999	113,084

Property, Plant, and Equipment, net (Note 6)	281,482	54,454

Contract Security Deposit (Note 7)	83,400	1,282

Total Assets	$1,466,881	$168,820

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses (Note 8)	59,548	36,470
Taxes payable	399	-
Deferred revenue	1,079	-
Due to shareholders (Note 9)	-	240
Total Current Liabilities	61,026	36,710

Commitments and Contingencies (Note 15)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
38,381,375 shares issued and outstanding as of December 31, 2007	38,381	-
33,000,000 shares issued and outstanding as of December 31, 2006	-	33,000
Additional paid-in capital	799,255	209,640
Unamortized contractual services costs	(261,213)
Statutory reserves	236,875	-
Retained earnings	501,476	(121,169)
Accumulated other comprehensive income	91,081	10,639
Stockholders' Equity	1,405,855	132,110

Total Liabilities and Stockholders' Equity	$1,466,881	$168,820

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Year Ended
	December 31,
	2007	2006

Revenues
(a) QTC VoIP call time distribution	$8,139	$-
(b) GRT public telephone service	76,111	85,853
(c) GRT network solution	113,749	33,402
(d) GRT sales of call forwarding cards	1,196,996	-
(e) GRT franchise fees	527,753	-
Total Revenue	1,922,748	119,255

Costs of Revenue
(a) QTC VoIP call time distribution	8,684	-
(b) GRT public telephone service	108,301	137,024
(c) GRT network solution	24,287	-
(d) GRT sales of call forwarding cards	599,253	-
Total Costs of Revenue	740,525	137,024

Gross Profit	1,182,223	(17,769)

Operating Expenses
Compensation to CEO	96,264	-
Payroll and employee benefit	22,804	13,775
Depreciation expenses	28,533	13,291
Office expenses	16,067	8,947
Repair and maintenance	11,647	2,417
Professional fees	46,118	28,926
Consultant fees (Note 12)	71,793	-
Travel and entertainment	24,011	4,981
Other general and administrative expenses	5,916	7,591
Total Operating Expenses	323,153	79,928

Income (Loss) from Operation	859,070	(97,697)

Other Income
Interest income	450	1,145
Commission on sales of art	-	31,393
Total other income	450	32,538

Income (Loss) before provision for Income Tax	859,520	(65,159)

Provision for Income Tax	-	-

Net Income	859,520	(65,159)

Other Comprehensive Income (Loss) Effects of Foreign Currency Conversion	80,442	5,094

Comprehensive Income (Loss)	$939,962	$(60,065)

Basic and fully diluted earnings (loss) per share	$0.03	$(0.00)

Weighted average shares outstanding	33,896,896	33,000,000

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional	Registered	Unamortized Contractual			Accumulated Other	Total
	$0.001 Par Value		Paid-in	Capital	Service	Statutory	Retained	Comprehensive	Owners'
	Shares	Amount	Capital	Receivable	Costs	Reserve	Earnings	Income	Equity

Balances at January 1, 2006	1,000	$1,000	$240,640	$(33,379)	$-	$-	$(56,010)	$5,545	$157,796

Common stock issued for acquisition of Smooth Global (reverse merger)	33,000,000	33,000	(33,000)	-	-	-	-	-	-

Smooth Global share exchange	(1,000)	(1,000)	1,000	-	-	-	-	-	-

Issuance of common stock of Smooth Global	-	-	1,000	-	-	-	-	-	1,000

Registered capital contribution from GRT	-	-	-	33,379	-	-	-	-	33,379

Net Income (Loss)	-	-	-	-	-	-	(65,159)	-	(65,159)

Other comprehensive income effects of exchange rates	-	-	-	-	-	-	-	5,094	5,094

Balances at December 31, 2006	33,000,000	33,000	209,640	-	-	-	(121,169)	10,639	132,110

Registered capital contribution from Beijing Telecom	-	-	96,717	-	-	-	-	-	96,717

Reverse merger adjustment*	5,381,375	5,381	159,891	-	-	-	-	-	165,272

Shares issued for contractual services	-	-	333,007	-	(261,213)	-	-	-	71,794

Net Income (Loss)	-	-	-	-	-	-	859,520	-	859,520

Appropriation to statutory reverse funds (GRT)	-	-	-	-	-	138,636	(138,636)	-	-

Adjustment to statutory reverse funds (QTC)	-	-	-	-	-	98,239	(98,239)	-	-

Other comprehensive income effects of exchange rates	-	-	-	-	-	-	-	80,442	80,442

Balances at December 31, 2007	38,381,375	$38,381	$799,255	$-	$(261,213)	$236,875	$501,476	$91,081	$1,405,855

*  The reverse merger adjustment represents the recording of Smooth Global (China)'s shares issued and outstanding at the time of the reverse merger.

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006

Operating Activities

Net income (loss)	$859,520	$(65,159)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	28,533	13,291
Common stocks issued for consultant service	333,007
Deferred consultant compensation	(261,213)
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(160,945)	(19,243)
(Increase)/Decrease in purchased SIM cards	(402)	-
(Increase)/Decrease in prepaid expenses	(349,536)	49,200
(Increase)/Decrease in contract security deposit	(82,118)	(1,282)
Increase/(Decrease) in accounts payable and accrued expenses	23,078	34,341
Increase/(Decrease) in deferred revenue	1,079	-
Increase/(Decrease) in taxes payable	399	-
Net cash provided (used) by operating activities	391,402	11,148

Investing Activities

Purchase of fixed assets	(8,707)	(41,792)
Net cash (used) by investing activities	(8,707)	(41,792)

Financing Activities

Registered capital contribution from GRT	-	33,379
Proceeds from issuance of common stock of Smooth Global	-	1,000
Registered capital contribution from Beijing Telecom	96,717	-
Loans from shareholders	-	240
Payback loans from shareholders	(240)	-
Net cash provided (used) by financing activities	96,477	34,619

Increase (decrease) in cash	479,172	3,975
Effects of exchange rates on cash	(1,141)	5,379
Cash at beginning of the period	42,985	33,631
Cash at end of the period	$521,016	$42,985

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note1-	ORGANIZATION AND OPERATIONS

Organization and Business Background

The Bralorne Mining Company ("Bralorne") was incorporated under the laws of the State of Nevada on December 2, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value.  Currently, the Company principally engages in the business to provide telecommunication services in the People's Republic of China ("PRC'), through its wholly-owned subsidiaries, Gold Profit (Asia) Group Limited ("Gold Profit") and Smooth Global Services Limited ("Smooth Global").  On July 31, 2007, Bralorne changes its name to Smooth Global (China) Holdings, Inc. ("Smooth Global (China)" or the Company).

On November 2, 2006, Bralorne entered into an Share Exchange Agreement (“the Agreement") with the sole shareholder of Gold Profit to exchange 1,333,334 shares (40,000,000 shares prior to reverse stock split on July 31, 2007) of common stock of Bralorne for 100% of the outstanding stock of Gold Profit.  Upon the execution of the Agreement, Gold Profit became a wholly-owned subsidiary of Bralorne.

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

Under the Company Law of PRC, QTC was incorporated in Beijing City, PRC on August 2, 2003 with a registered capital of RMB500,000 (equivalent to US$60,386).  QTC is engaged in the business of providing telecommunication services in PRC.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note1-	ORGANIZATION AND OPERATIONS (continued)

Organization and Business Background (continued)

On October 24, 2007 Smooth Global (China) completed the acquisition of all the registered capital stock of Smooth Global.  In exchange for the capital stock of Smooth Global, Smooth Global (China) issued 33,000,000 shares of its common stock to the prior owners of Smooth Global.  The prior registered owners were Christina Nelson and Shannon Lee Alsop.  They held the shares, however, as nominees for nine residents of PRC.  Accordingly, upon closing of the acquisition, Ms. Nelson and Ms. Alsop assigned the 33,000,000 shares to those nine beneficiaries.  20,000,000 of the shares were assigned to Zheng Shuying.  Ms. Zheng is the Chief Executive Officer of Smooth Global (China).  Also, Smooth Global became a wholly-owned subsidiary of Smooth Global (China) upon completion of the acquisition.

Smooth Global was incorporated on January 25, 2006 in the British Virgin Island ("BVI") under the BVI Business Companies Act, 2004, as a BVI Business Company.  The Company was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Statement of Financial Accounting Standards (SFAS) No. 7.

On June 28, 2007, the Company established a wholly owned subsidiary, Smooth Global (Beijing) Telecom Science Limited ("Beijing Telecom") in the Beijing City, PRC.  Beijing Telecom was incorporated under the Company Law of PRC as a limited liability company with registered capital of $100,000.  Beijing Telecom was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized in PRC and engaged in the business of providing telecommunication services.

On September 20, 2007, Ms. Yianfang Jin and Ms. Yianxia Wang (collectively the "Trustees"), both of whom are citizens of PRC and totally own a 100% equity ownership interest in Beijing GRT Information Services Limited ( "GRT" ),  executed Trust and Indemnity Agreements ("Agreements") with Beijing Telecom, pursuant to which the Trustees assigned to Beijing Telecom all of the beneficial interest in the Trustee's equity ownership interest in GRT.  The Agreements provided for effective control of GRT to be transferred to Beijing Telecom at September 20, 2007.

Through the Agreements described in the preceding paragraph Beijing Telecom is deemed a 100% beneficiary of GRT resulting in GRT being deemed a subsidiary of Beijing Telecom under the requirements of Financial Interpretation 46 (Revised) "Consolidation of Variable Interest Entities" issued by the Financial Accounting Standards Board ("FASB").   Accordingly, the consolidated financial statements of Smooth Global and its wholly owned subsidiary,  Beijing Telecom, will be prepared by including the financial statements of GRT through September 20, 2007 and thereafter.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND OPERATIONS (continued)

Organization and Business Background (continued)

GRT and QTC are the two of these affiliated companies that are engaged in business operations.  Smooth Global (China), Gold Profit, Smooth Global, and Beijing Telecom are all holding companies, whose business is to hold an equity ownership interest in QTC and a beneficial interest in GRT.   All these affiliated companies are hereafter referred to as the "Company", whose structure is outlined as following:

Reverse Merger Accounting

The merger of Smooth Global (China) with Smooth Global results in a capital transaction accounted for as a reverse merger.  The transaction was treated for accounting purposes as a recapitalization of the accounting acquirer (Smooth Global) and a reorganization of the accounting acquiree (Smooth Global (China)). Accordingly, the historical consolidated financial statements presented prior to the merger are the historical consolidated financial statements of Smooth Global, which includes Smooth Global's wholly-owned subsidiary, Beijing Telecom, and its variable interest entity, GRT.  The consolidated financial statements presented post to the merger are the consolidated financial statements of Smooth Global (China) and its subsidiaries and variable interest entity, which include GRT,  and QTC from the acquisition date, October 24, 2007.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND OPERATIONS (continued)

Business Operation

(a) QTC VoIP Call Time Distribution

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

(b) GRT Public Telephone Service

GRT provides public phone users with access to China United Telecommunications (Beijing) Corporation Limited (“CUBJ”) network via paid phones installed in outlets located in universities, convenience shops and street corners.  These outlets are managed but not necessary owned by GRT. CUBJ is a subsidiary of China United Telecommunications Corporation Limited ("CUTC"), one of the largest telecommunications carriers in PRC. GRT signed non-exclusive distribution agreement with CUBJ to distribute its traditional fixed line call time in Beijing City, PRC.

(c) GRT Network Solution

GRT also provides computer networking and telephone solutions to its customers, mainly the commercial buildings located in PRC, including design and implementation of network system, and purchasing and installation of hardware and software.

(d) GRT International Call Forwarding Service

GRT provides China mobile phone users with international call forwarding service, which resembles the function of international roaming services.  GRT provides subscribers with SIM cards of the destination country or region with predefined call forwarding time.  The subscribers forward their mobile phone calls to a specified GRT number and instruct GRT to further forward the calls to a telephone number in their destination country or region.  This enables the mobile phone user to receive local calls for a competitive tariff rate when they are traveling abroad.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	Control by Principal Stockholders

The chief executive officer owns beneficially and in the aggregate, the majority of the voting power of the Company. Accordingly, the chief executive officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Note 3-	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China " ("PRC GAAP").  Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP.  The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial.

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

Revenue Recognition

The Company recognizes its revenues net of sales taxes and sales-related taxes. In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition , the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title and the risks and rewards of ownership have occurred or services have been rendered and accepted, the selling price is fixed or determinable and collectibility is reasonably assured.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

(a) QTC VoIP Call Time Distribution

QTC contracted with CNSX and CNGD for the distribution of their VoIP call time. VoIP call time distribution revenue is generally recognized when the end user makes a call through the phone connected to QTC's telecommunication server.

Pursuant to the contracts with CNSX and CNGD, QTC pays tariff to the telecommunication carriers in advance and connects its telecommunication server to the carriers' network.  Then, QTC distributes the VoIP call time to its customers who connect their phones to QTC’s server.   The customers also pay tariff to QTC in advance.  Monthly, the telecommunication carriers bill QTC for the VoIP call time that it distributes.  In turn, QTC bills its customers for the VoIP call time which the customers consume, based on the records provided by its own server.

(b)  GRT Public Telephone Service

GRT sets up outlets through CUBJ's network to provide public telephone service to end users.  GRT buys call time from CUBJ in advance and then distribute to end users via these outlets.  GRT recognizes revenue when the tariff is collected after an end user places a telephone call.  GRT records revenue from outlets after netting outlets' operating expenses since such expenses are instable.

Pursuant to the distribution agreement with CUBJ, GRT is entitled to refund a certain percentage of call time cost and the percentage varies based on the volume of call time which GRT distributes monthly.  GRT records these refunds as revenue because GRT has to issue sales invoices to CUBJ for the refunds.  GRT generally received these refunds one month behind.

(c) GRT Network Solution

GRT provides network solution to enterprise customers, including design and implementation of internet and telephone network.  The contracts are accounted for as one unit of accounting as the criteria for separation are not met, and revenue for billed amounts is recognized when customer’s acceptance is obtained provided that no significant obligations remain.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) International Call Forwarding Service

GRT purchases a foreign SIM card and then attaches it with a specified phone number, which GRT bought from China Netcom (Shanghai) Corporation Limited (“CNSH”).   When a mobile phone call is forwarded to that particular phone number, GRT will further forward the call to the related SIM card, via the network of either CNSH or China Netcom (Shaoxing) Corporation Limited ("CNSX").  Both CNSH and CNSX are subsidiaries of China Netcom Corporation Limited, one of the largest telecommunications carries in PRC.  GRT signed non-exclusive agreements with CNSH and CNSX to forward phone calls via their network.

GRT sells SIM cards either directly to end users or via its franchised distributors, who signed non-exclusive Distribution Agreements with GRT to distribute its SIM cards.

(1)   When GRT sells SIM cards directly to end users, it recognizes revenue when the SIM cards are expired as indicated in the description printed on the envelop containing the SIM card.

(2)   When GRT sells SIM cards to its franchised distributors, it recognizes revenue when the SIM cards are delivered to the distributors and the payments have been received, at which time Management believes the sales transactions have been completed pursuant to the Distribution Agreements.

(e) Franchise Fees from Franchised Distributers

GRT recognizes revenue from franchise fees and training fees when the Management believes that all material services and conditions applicable to the sale have been substantially performed pursuant to the Distribution Agreements.  The Management believes that substantial performance under FASB 45, Accounting for Franchise Fee Revenue, is indicated by: (1) absence of intent to refund cash received; (2) performance of substantially all initial services; and (3) nonexistence of other material conditions related to performance.

Revenue that GRT recognized from franchise fees and training fees amounted to $0 in the year ended December 31, 2006, and $527,735 from 16 franchised distributors for the year ended December 31, 2007.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Revenue

(a) QTC VoIP Call Time Distribution

Costs of VoIP call time distribution principally include the costs of VoIP call time purchased from CNSX and CNGD.

(b)  GRT Public Telephone Service

Costs of public telephone service mainly include costs to buy call time from CUBJ.

(c) GRT Network Solution

Costs of network solution principally include materials and equipment particularly purchased for the projects, and the labor that GRT assigns to the projects.  Because these employees also work on the maintenance function in the day-to-day operation and it is difficult to distinguish their working hours between network projects and maintenance function, and the amount is immaterial, these labor costs are included in the general and administrative expenses.

(d) International Call Forwarding Service

Costs of international call forwarding services principally include the costs to purchase SIM cards, the costs of telephone number, and the call forwarding fees charged by the telecommunication carriers.

(e) Franchise Fees from Franchised Distributers

Costs of franchise fees principally include the costs to prepare the distribution agreements, which amount is immaterial and included in the general and administrative expenses.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts on a regular basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by industry. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  If actual collections experience changes, revisions to the allowance may be required.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. While deposits held with banks are not insurance in PRC, these deposits generally may be redeemed upon demand and therefore bear minimal risk.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development Costs

Research and development costs are expensed when incurred. The major components of these research and development costs are the labor cost. Research and development costs were immaterial for the years ended December 31, 2007 and 2006, respectively.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses were immaterial for the years ended December 31, 2007 and 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $91,081 and $10,638 as of December 31, 2007 and 2006, respectively.  The balance sheet amounts with the exception of equity at December 31, 2007 were translated at 7.31 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the years ended December 31, 2007 and 2006 were 7.61 RMB and 7.96 RMB, respectively.

Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in five principal business segments.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital.  Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

QTC did not make appropriation to the statutory surplus reserve fund and statutory public welfare fund in 2007 and 2006 due to losses.

GRT did not make appropriation to the statutory surplus reserve fund and statutory public welfare fund in 2006 due to the losses.  In 2007, GRT made $72,797 appropriation to the statutory surplus reserve fund, and $36,399 to the statutory public welfare fund.

The following is a summary of changes in statutory reserves fund:

			Consolidation
	QTC	GRT	Adjustment	Total
Balance at January 1, 2006	$98,239	$-	(98,239)	$-
Appropriation to statutory surplus reserve fund	-	-		-
Appropriation to statutory public welfare fund	-	-		-
Balance at December 31, 2006	$98,239	$-		$-
Appropriation to statutory surplus reserve fund	-	92,424		92,424
Appropriation to statutory public welfare fund	-	46,212		46,212
Consolidating QTC from Oct. 24, 2007 through December 31, 2007	-	-	98,239	98,239
Balance at December 31, 2007	$98,239	$138,636		$236,875

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the years ended December, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”).  Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009.  SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination.  SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions.  Other areas related to business combinations that will require changes from current GAAP include:  contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others.  SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders. Management does not expect that the adoption of SFAS No. 141 (revised 2007) and SFAS No. 160 would have a material effect on the Company’s financial position and results of operations.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 provides an option to report certain financial assets and liabilities at fair value primarily to reduce the complexity and level of volatility in the accounting for financial instruments resulting from measuring related financial assets and liabilities differently under existing GAAP. SFAS 159 is effective January 1, 2008.  The Company does not anticipate SFAS 159 having a material impact on its financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements.  In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statements errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures.  SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006.  The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.  Management does not expect that the adoption of SAB No. 108 would have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after September 15, 2007. The adoption of SFAS 158 did not have a material effect on the Company's financial position or results of operations.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years.  Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year.  The provisions of this statement should be applied, except in some circumstances where the statement shall be applied retrospectively.  Management does not expect that the adoption of  SFAS No. 157 would have a material effect on the Company’s financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “ Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The adoption of FIN No. 48 did not have a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. The adoption of SFAS No. 156 did not have a material effect on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of SFAS No. 155 had no impact on the Company's financial position or results of operations.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Change of Fiscal Year Ending

On December 28, 2006, the Company change its fiscal year ending from November 30 to December 31. As a capital transaction accounted for as a reverse merger, the Company's historical financial statements presented prior to the merger are the historical financial statements of the accounting acquirer, Smooth Global, whose fiscal year ending is December 31.

Note 4-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,	December 31,
	2007	2006

Franchise fees receivable	$204,399	$-
Other accounts receivable	5,549	49,003
less: Allowance for bad debt	-	-
Accounts receivable, net	$209,948	$49,003

The majority of the Company’s sales are on open account terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of December 31, 2007 and 2006.

Note 5-	PREPAID EXPENSES

Prepaid expenses consists of the following:

	December 31,	December 31,
	2007	2006

Prepaid travel expenses	$19,141	$-
Prepaid telephone number usage fees	9,685	-
Advance to purchase SIM cards	95,706	-
Advance to purchase equipment	246,100	-
Advance to purchase call time from CUBJ	-	21,096
	$370,632	$21,096

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-	PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	December 31,	December 31,
	2007	2006

Network and computer equipment	$119,828	$-
Office equipment and furniture	90,688	6,907
Leasehold Improvements	304,192	61,350
	514,708	68,257

Less: Accumulated depreciation	(233,226)	(13,803)

Total	$281,482	$54,454

Depreciation expense charged to operations was $28,533 and $13,291 for the years ended December 31, 2007 and 2006, respectively.

Note 7-	CONTRACT SECURITY DEPOSIT

Contract security deposit consists of the following:

	December 31,	December 31,
	2007	2006
Security deposit for GRT's public phone distribution contract with CUBJ	$1,367	$1,282
Security deposit for GRT and Beijing Telecom' Trust and Indemnity Agreement with Ms. Yianfang Jin *	82,033	-
	$83,400	$1,282

*On September 20, 2007, Ms. Yianfang Jin who owns a 98% equity ownership interest in GRT executed a Trust and Indemnity Agreements,  pursuant to which Ms. Jin assigned to Beijing Telecom all of the beneficial interest in her equity ownership interest in GRT, as more fully disclosed in Note 1.

Note 8-	ACCRUED EXPENSES

Accrued expenses consists of the following:

	December 31,	December 31,
	2007	2006

Employee benefit payable *	$16,786	$6,938
Accrued professional fees	42,762	29,532
	$59,548	$36,470

* Employee benefit payable was mainly carried forward from QTC.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	RELATED PARTIES TRANSACTIONS

Due to Shareholders

Due to shareholders represents temporally short-term loans from the shareholders/founders to finance the Company's operation.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from due to a majority owner are classified as cash flows from financing activities. The total borrowings from shareholders/founders was $0 and $240 in the years ended December 31, 2007 and 2006, respectively.

Compensation to Ms. Zheng Shuying, CEO

The Company paid $96,264 in cash to Ms. Zheng Shuying as compensation for the year ended December 31, 2007.  The Company did not pay compensation to Ms. Zheng in 2006.

GRT Lease

GRT rents office premise at the market rate from Mr. Guoqing Xu, President of QTC.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $4,726 and $3,014 for the year ended December 31, 2007 and 2006, respectively.  As of December 31, 2007 and 2006, there was no outstanding balance due to Mr. Xu.   At December 31, 2006, future minimum lease payments for the leases are as follows:

Year ending December 31,
2008	$11,074
2009	16,817
2010	9,024
$36,915

QTC Lease

QTC rents office premise at the market rate from Ms. Shuying Zheng, CEO.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $2,626 for the two months ended December 31, 2007.  As of December 31, 2007, there was no outstanding balance due to Ms. Zheng. At December 31, 2007, future minimum lease payments for the lease are as follows:

Year ending December 31,

2008	$16,407
2009	16,407
2010	8,203
$41,017

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-	SEGMENT REPORTING

QTC Operation

QTC operates in one reportable business segment October 24, 2007 through December 31, 2007.  Summarized information follows:

For the period October 24, 2007 through December 31, 2007
REVENUE
QTC VoIP Call Time Distribution	$8,139

COST OF SALES
QTC VoIP Call Time Distribution	$8,684

GROSS PROFITS
QTC VoIP Call Time Distribution	$(545)

TOTAL ASSETS
QTC VoIP Call Time Distribution	$174,498

GRT Operation

GRT operates in four reportable business segments that are determined based upon differences in products and services. GRT does not allocate any operating expenses or assets to its four business segments as management does not use this information to measure the performance of the operating segments. Certain costs of revenues are shared between business segments.  Also, no measures of assets by segment are reported and used by the chief operating decision maker. Hence, GRT has not made disclosure of total assets by reportable segments.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-	SEGMENT REPORTING (continued)

GRT Operation (continued)

Summarized information by business segment for the years ended December 31, 2007 and 2006 is as follows:

	For the Years Ended
	December 31,
	2007	2006
REVENUE
GRT public telephone service	$76,111	$85,853
GRT network solution	113,749	33,402
GRT sales of call forwarding cards	1,196,996	-
GRT franchise fees	527,753	-

COST OF SALES
GRT public telephone service	$108,301	$137,024
GRT network solution	24,287	-
GRT sales of call forwarding cards	599,253	-
GRT franchise fees	-	-

GROSS PROFITS
GRT public telephone service	$(32,190)	$(51,171)
GRT network solution	89,462	33,402
GRT sales of call forwarding cards	597,743	-
GRT franchise fees	527,753	-

TOTAL ASSETS OF GRT	$926,886	$168,819

Note11-	REVERSE STOCK SPLIT

Effective on July 31, 2007, The Company filed with the Nevada Secretary of State a Certificate of Amendment to its Articles of Incorporation.  The amendment effected a reverse stock split of the Company's common stock in the ratio of 1:30.  The number of common stocks issued and outstanding immediately after the reverse stock split was 1,701,375, including an addition of 40 shares for rounding up fractional shares.  All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-	COMMON STOCK

On August 20, 2007, the Company engaged a consultant, Jun Chen, for a period September 2007 through April 2008.  The consultant provides technical service to the Company.  The terms of the agreement are for the consultant to receive 1,080,000 shares of common stock valued at $0.11 per share, totaling $118,800, which should be amortized over the beneficial period.  Due to the reverse merger, we only recorded the consultant cost from the acquisition date, October 24, 2007, through December 31, 2007, which was $29,700.

On August 20, 2007, the Company engaged a consultant, Bayaer, for a period August 28, 2007 through August 27, 2009.   The consultant provides the Company with legal service.  The terms of the agreement are for the consultant to receive 800,000 shares of common stock valued at $0.11 per share, totaling $88,000, which should be amortized over the beneficial period.  Due to the reverse merger, we only recorded the consultant cost from the acquisition date, October 24, 2007, through December 31, 2007, which was $7,333.

On August 21, 2007, the Company engaged a consultant, Jingli Yao,  for a period September 10, 2007 through September 9, 2008.   The consultant provides the Company with promotion service.  The terms of the agreement are for the consultant to receive 1,320,000 shares of common stock valued at $0.11 per share, totaling $145,200, which should be amortized over the beneficial period.  Due to the reverse merger, we only recorded the consultant cost from the acquisition date, October 24, 2007, through December 31, 2007, which was $24,200.

On August 22, 2007, the Company engaged a consultant, Minxian Zeng,  for a period August 22, 2007 through June 21, 2008.  The Company retained the consultant as a general coordinator.  The terms of the agreement are for the consultant to receive 480,000 shares of common stock valued at $0.11 per share, totaling $52,800, which should be amortized over the beneficial period.  Due to the reverse merger, we only recorded the consultant cost from the acquisition date, October 24, 2007, through December 31, 2007, which was $10,560.

On October 24, 2007 Smooth Global (China) completed the acquisition of all the registered capital stock of Smooth Global.  In exchange for the capital stock of Smooth Global, Smooth Global (China) issued 33,000,000 shares of its common stock to the prior owners of Smooth Global.  Since this transaction was treated for accounting purposes as a capital transaction and reverse merger, the issuance of 33,000,000 shares of common has been report in 2006, as if it had happened in the earliest period presented in these consolidated financial statements.

Smooth Global Stock Issuance

Upon formation of Smooth Global on January 26, 2006, 1,000 share of common stock were issued for $1,000.

Beijing Telecom Registered Capital Contribution

Upon formation of Beijing Telecom on June 28, 2007,  $96,717 was contributed toward the registered capital.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	INCOME TAXES

All Chinese enterprises are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which a company generally is subject to an income tax at an effective rate of 33% (30% national income tax and 3% local income tax) on income as reported in its statutory financial statements after appropriate tax adjustments.  Beginning from January 1, 2008, the national income tax will be reduced to 25%.

QTC Income Tax

According to “Inland Revenue Law No. [2002] 208 from Finance Department”, if an entity employed a required number of unemployed labor force for a term of three years, it will be eligible to claim a full exemption from EIT , business taxes, city construction levy and education surcharge for a three-year period. QTC fulfilled the criteria and its tax exemption claim was approved by the Beijing Local Taxation Bureau (Shunyi Branch). As a result, QTC exempted from EIT from September 2003 to December 2005, and exempted from business taxes, city construction levy and education surcharge from January 2004 to December 2006.

The provision for income taxes consists of the following:

For the Year Ended
December 31,
	2007	2006

Provision for US Income Tax	$-	$-
Provision for PRC income tax	-	-
Total provision for income taxes	$-	$-

The following table reconciles the US and PRC statutory rates to effective tax rate:

	For the Year Ended
	December 31,
	2007	2006

U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
China income taxes	33.00%	33.00%
Effect of tax holiday	-33.00%	-33.00%
Effective income tax rate	0.00%	0.00%

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	INCOME TAXES (continued)

GRT Income Tax

According to “Inland Revenue Law No. [2002] 208 from Finance Department”, if an entity employed a required number of unemployed labor force for a term of three years, it will be eligible to claim a full exemption from EIT , business taxes, city construction levy and education surcharge for a three-year period. GRT fulfilled the criteria and its tax exemption claim was approved by the Beijing Local Taxation Bureau (Shunyi Branch). As a result, QTC exempted from EIT from January 1, 2005 through December 31, 2007, and exempted from business taxes, city construction levy and education surcharge from January 1, 2005 to December 2007.

The provision for income taxes consists of the following:

For the Year Ended
December 31,
	2007	2006

Provision for US Income Tax	$-	$-
Provision for PRC income tax	-	-
Total provision for income taxes	$-	$-

The following table reconciles the US and PRC statutory rates to GRT’s effective tax rate:

	For the Year Ended
	December 31,
	2007	2006

U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
China income taxes	33.00%	33.00%
Effect of tax holiday	-33.00%	-33.00%
Effective income tax rate	0.00%	0.00%

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	CONCENTRATIONS AND RISKS

(a) Major Suppliers

All of QTC's VoIP call time distribution revenue for the period October 24, 2007 through December 31, 2007 is  derived from distribution of VoIP call time purchased from CNSX and CNGD.  If the strategic relationship with either CNSX and CNGD is terminated or scaled-back, or if CNSX and CNGD alter the co-operative arrangements, QTC’s VoIP call time distribution revenue might be adversely affected.

GRT signed non-exclusive agreements with CNSH and CNSX to facilitate the international call forwarding business via the carriers' network, and derives majority revenue from the operation therein.  If the strategic relationship with either CNSX and CNGD is terminated or scaled-back, or if CNSH and CNSX alter the co-operative arrangements, GRT’s international call forwarding service revenue might be adversely affected.

(b) Major Revenue

GRT derived majority of its revenue from sales of call forwarding cards and relevant franchise fees from franchised distributors.  The market for our call forwarding service are those Chinese residents who travel abroad for business or personal reasons.   The demand for call forwarding cards is not stable, as it is high in busy travel seasons, and low in less busy travel seasons.  Accordingly, GRT's revenue fluctuates time by time.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	COMMITMENTS AND CONTINGENCIES

PRC's political and economic system

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

Governmental control of currency conversion

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company receives all of its revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict the Company’s ability to remit sufficient foreign currency to satisfy foreign currency denominated obligations.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents the Company from obtaining sufficient foreign currency to satisfy its currency demands, the Company may not be able to pay certain of its expenses as they come due.

Note 16-	SUBSEQUENT EVENT

At December 31, 2007, we had $521,016 in cash.  In the first few weeks of 2008, we spend most of the cash as summarized in the following:

Description	Amount

Paid Investor Relations Firms	171,939
Paid Telecommunication service carriers	97,662
Payment to our CEO	43,329
Advance to purchase equipment	58,962
Paid professional fees	41,265
Paid other G&A expenses	60,523

Total	$473,680

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smooth Global (China) Holdings, Inc.

By:	/s/ Zheng Shuying
Zheng Shuying, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 15, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Zheng Shuying
Zheng Shuying, Director,
Chief Executive Officer,
Chief Financial Officer

/s/  Liu Meifeng
Liu Meifeng, Director

/s/  Jin Guodong
Jin Guodong, Director

*       *       *       *       *