Form 10-Q
period 2008-03-31
Smooth Global (China) Holdings, Inc.
filed 2008-05-19
CIK 1077637

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes X                    No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes__                No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 19, 2008
Common Stock: 38,381,375 shares

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$96,754	$521,016
Accounts receivable, net (Note 5)	215,323	209,948
Prepaid expense (Note 6)	633,033	370,632
Purchased calling card	-	403
Total current assets	945,110	1,101,999

Property, Plant, and Equipment, net (Note 7)	268,244	281,482

Long-term Investment	61,212	-

Contract Security Deposit (Note 8)	87,108	83,400

Total Assets	$1,361,674	$1,466,881

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses (Note 9)	30,220	59,548
Taxes payable	106	399
Deferred revenue	1,379	1,079
Due to officers (Note 10)	5,998	-
Total Current Liabilities	37,703	61,026

Commitments and Contingencies (Note 13)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
38,381,375 shares issued and outstanding as of
March 31, 2008 and December 31, 2007	38,381	38,381
Additional paid-in capital	799,255	799,255
Unamortized contractual services costs	(153,523)	(261,213)
Statutory reserves	236,875	236,875
Retained earnings	249,870	501,476
Accumulated other comprehensive income	153,113	91,081
Stockholders' Equity	1,323,971	1,405,855

Total Liabilities and Stockholders' Equity	$1,361,674	$1,466,881

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended
	December 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues
(a) QTC VoIP call time distribution	$2,977	$-
(b) GRT public telephone service	5,144	19,855
(c) GRT network solution	-	12,482
(d) GRT VoIP call time distribution	88,950	-
(e) GRT sales of call forwarding cards	1,062	97,501
Total Revenue	98,133	129,838

Costs of Revenue
(a) QTC VoIP call time distribution	8,257	-
(b) GRT public telephone service	8,386	43,436
(c) GRT network solution	-	-
(d) GRT VoIP call time distribution	74,078	-
(e) GRT sales of call forwarding cards	1,576	44,930
Total Costs of Revenue	92,297	88,366

Gross Profit	5,836	41,472

Operating Expenses
Compensation to CEO	44,028	-
Payroll and employee benefit	12,995	3,597
Depreciation expenses	19,326	3,426
Office expenses	6,953	2,269
Repair and maintenance	518	1,707
Professional fees	4,000	-
Consultant fees	148,882	-
Travel and entertainment	20,654	9,568
Other general and administrative expenses	283	545
Total Operating Expenses	257,639	21,112

Income (Loss) from Operation	(251,803)	20,360

Other Income
Interest income	197	25
Commission on sales of art	-	-
Total other income	197	25

Income (Loss) before provision for Income Tax	(251,606)	20,385

Provision for Income Tax	-	-

Net Income	(251,606)	20,385

Other Comprehensive Income (Loss) Effects of Foreign Currency Conversion	62,033	1,081

Comprehensive Income (Loss)	$(189,573)	$21,466

Basic and fully diluted earnings (loss) per share	$(0.00)	$0.00

Weighted average shares outstanding	38,381,375	33,000,000

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(251,606)	$20,385
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	19,326	3,426
Deferred consultant compensation	107,690	-
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(4,659)	47,413
(Increase)/Decrease in purchased SIM cards	403	(66,853)
(Increase)/Decrease in prepaid expenses	(262,401)	(1,306)
Increase/(Decrease) in accounts payable and accrued expenses	(24,047)	(4,431)
Increase/(Decrease) in deferred revenue	300	-
Increase/(Decrease) in taxes payable	(293)	-
Net cash provided (used) by operating activities	(415,287)	(1,366)

Investing Activities

Investment in subsidiary	(61,212)	-
Purchase of fixed assets	-	(1,610)
Net cash (used) by investing activities	(61,212)	(1,610)

Financing Activities

Loans from shareholders	-	31,263
Net cash provided (used) by financing activities	-	31,263

Increase (decrease) in cash	(476,499)	28,287
Effects of exchange rates on cash	52,237	1,201
Cash at beginning of the period	521,016	42,985
Cash at end of the period	$96,754	$72,473

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-BASIS OF PRESENTATION

The consolidated financial statements of Smooth Global (China) Holdings, Inc. and subsidiaries (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2007.

Note 2-ORGANIZATION AND OPERATIONS

Organization and Business Background

The Bralorne Mining Company ("Bralorne") was incorporated under the laws of the State of Nevada on December 2, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value.  Currently, the Company principally engages in the business of providing telecommunication services in the People's Republic of China ("PRC'), through its wholly-owned subsidiaries, Gold Profit (Asia) Group Limited ("Gold Profit") and Smooth Global Services Limited ("Smooth Global").  On July 31, 2007, Bralorne changes its name to Smooth Global (China) Holdings, Inc. ("Smooth Global (China)" or the "Company").
On November 2, 2006, Bralorne entered into a Share Exchange Agreement (“the Agreement") with the sole shareholder of Gold Profit to exchange 1,333,334 shares (40,000,000 shares prior to reverse stock split on July 31, 2007) of common stock of Bralorne for 100% of the outstanding stock of Gold Profit.  Upon the execution of the Agreement, Gold Profit became a wholly-owned subsidiary of Bralorne.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-ORGANIZATION AND OPERATIONS (continued)

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

On June 28, 2007, Smooth Global established a wholly owned subsidiary, Smooth Global (Beijing) Telecom Science Limited ("Beijing Telecom") in the Beijing City, PRC.  Beijing Telecom was incorporated under the Company Law of PRC as a limited liability company with registered capital of $100,000.  Beijing Telecom was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized in PRC and engaged in the business of providing telecommunication services.

On September 20, 2007, Ms. Yianfang Jin and Ms. Yianxia Wang (collectively the "Trustees"), both of whom are citizens of PRC and own a 100% equity ownership interest in Beijing GRT Information Services Limited ( "GRT" ),  executed Trust and Indemnity Agreements ("Agreements") with Beijing Telecom, pursuant to which the Trustees assigned to Beijing Telecom all of the beneficial interest in the Trustee's equity ownership interest in GRT.  The Agreements provided for effective control of GRT to be transferred to Beijing Telecom at September 20, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-ORGANIZATION AND OPERATIONS (continued)

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

Smooth Global (China)

	100% Equity Ownership Interest	100% Equity Ownership Interest

Gold Profit		Smooth Global
(BVI Company)		(BVI Company)

	100% Equity Ownership Interest	100% Equity Ownership Interest

QTC		Beijing Telecom
(PRC Company)		(PRC Company)

100% Beneficial Interest

GRT
(PRC Company)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-ORGANIZATION AND OPERATIONS (continued)

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

(c) GRT Network Solution

GRT provides computer networking and telephone solutions to its customers, mainly the commercial buildings located in PRC, including design and implementation of network system, and purchasing and installation of hardware and software.

(d) GRT VoIP Call Time Distribution

Beginning from January 2008, GRT also provides VoIP service as QTC does.  GRT signed non-exclusive distribution agreement with CNSX and China Netcom (Shanghai) Corporation Limited (“CNSH”)  to distribute their VoIP call time.

(e) GRT International Call Forwarding Service

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-Control by Principal Stockholders

The chief executive officer owns beneficially and in the aggregate, the majority of the voting power of the Company. Accordingly, the chief executive officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Note 4-SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

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

Revenue Recognition

The Company recognizes its revenues net of sales taxes and sales-related taxes. In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition , the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title and the risks and rewards of ownership have occurred or services have been rendered and accepted, the selling price is fixed or determinable and collectability is reasonably assured.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

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

( c ) GRT Network Solution

GRT provides network solution to enterprise customers, including design and implementation of internet and telephone network.  The contracts are accounted for as one unit of accounting as the criteria for separation are not met, and revenue for billed amounts is recognized when customer’s acceptance is obtained provided that no significant obligations remain.

(d) GRT VoIP Call Time Distribution

GRT contracted with CNSX and CNSH for the distribution of their VoIP call time. Similar to QTC, GRT VoIP call time distribution revenue is generally recognized when the end user makes a call through the phone connected to GRT's telecommunication server.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

(e) International Call Forwarding Service

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

(f) Franchise Fees from Franchised Distributers

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

Revenue that GRT recognized from franchise fees and training fees was $0 and $0 for the three months ended March 31, 2008 and 2007.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Revenue

(a) QTC VoIP Call Time Distribution

Costs of VoIP call time distribution principally include the costs of VoIP call time purchased from CNSX and CNGD.

(b)  GRT Public Telephone Service

Costs of public telephone service mainly include costs to buy call time from CUBJ.

( c ) GRT Network Solution

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

(d) GRT VoIP Call Time Distribution

Costs of VoIP call time distribution principally include the costs of VoIP call time purchased from CNSX and CNSH.

(e) International Call Forwarding Service

Costs of international call forwarding services principally include the costs to purchase SIM cards, the costs of telephone number, and the call forwarding fees charged by the telecommunication carriers.

(f) Franchise Fees from Franchised Distributers

Costs of franchise fees principally include the costs to prepare the distribution agreements, which amount is immaterial and included in the general and administrative expenses.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts on a regular basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by industry. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  If actual collections experience changes, revisions to the allowance may be required.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. While deposits held with banks are not insured in PRC, these deposits generally may be redeemed upon demand and therefore bear minimal risk.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Long-term Investment

The Company executed an agreement with Xinjiang Jinzhonghua Telecommunication Services Co., Inc., pursuant to which each party agrees to invest $61,212, totaling $122,424 (RMB 857,304) to establish a join-venture to sell and manufacture wireless network extension equipment.  The establishment of the joint venture is currently ongoing.

Research and Development Costs

Research and development costs are expensed when incurred.  Research and development costs were immaterial for the three months ended March 31, 2008 and 2007, respectively.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses were immaterial for the three months ended March 31, 2008 and 2007, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to 153,113 as of March 31, 2008, and $91,081 as of December 31, 2007.  The balance sheet amounts with the exception of equity at March 31, 2008 were translated at 7.00 RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended March 31, 2008 and 2007 were 7.15 RMB and 7.77 RMB, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company makes appropriations to these three reserve funds at the fiscal year end pursuit to PRC GAAP.  Accordingly, the Company made no appropriations for the three months ended March 31, 2008 and 2007, respectively.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three month periods ended March 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161, which is effective January 1, 2009, requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities.  The Management does not expect that the adoption of SFAS No. 161 would have a material effect on the Company’s financial position and results of operations.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	March 31,	December 31,
	2008	2007
	(unaudited)

Franchise fees receivable	$213,486	$204,399
Other accounts receivable	1,837	5,549
less: Allowance for bad debt	-	-
Accounts receivable, net	$215,323	$209,948

The majority of the Company’s sales are on open account terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of March 31, 2008 and December 31, 2007.

Note 6-PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)

Prepaid travel expenses	$-	$19,141
Advance to telecommunication carriers	46,053	9,685
Advance to purchase SIM cards	99,960	95,706
Advance to purchase equipment	257,040	246,100
Advance to a consultant	49,980	-
Advance to an investor relation firm	180,000	-
	$633,033	$370,632

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:
	March 31,	December 31,
	2008	2007
	(unaudited)
Network and computer equipment	$125,157	$119,828
Office equipment and furniture	94,717	90,688
Leasehold Improvements	317,714	304,192
	537,588	514,708
Less: Accumulated depreciation	(269,344)	(233,226)
Total	$268,244	$281,482

Depreciation expense charged to operations was $19,326 and $3,426 for the three months ended March 31, 2008 and 2007, respectively.

Note 8-CONTRACT SECURITY DEPOSIT

Contract security deposit consists of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
Security deposit for GRT's public phone distribution contract with CUBJ	$1,428	$1,367
Security deposit for GRT and Beijing Telecom'
Trust and Indemnity Agreement with Ms. Yianfang Jin *	85,680	82,033
	$87,108	$83,400

*On September 20, 2007, Ms. Yianfang Jin, who owns a 98% equity ownership interest in GRT, executed a Trust and Indemnity Agreement,  pursuant to which Ms. Jin assigned to Beijing Telecom all of the beneficial interest in her equity ownership interest in GRT, as more fully disclosed in Note 1.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-ACCRUED EXPENSES

Accrued expenses consist of the following:
	March 31,	December 31,
	2008	2007
	(unaudited)

Employee benefit payable *	$17,502	$16,786
Accrued professional fees	12,718	42,762
	$30,220	$59,548

* Employee benefit payable was mainly carried forward from QTC.

Note 10-RELATED PARTIES TRANSACTIONS

Compensation to Ms. Zheng Shuying, CEO

The Company paid $44,028 in cash to Ms. Zheng Shuying, CEO, as compensation for the three months ended March 31, 2008.  The Company did not pay compensation to Ms. Zheng for the three months ended March 31, 2007.

GRT Lease

GRT rents office premise at the market rate from Mr. Guoqing Xu, President of QTC.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $1,677 and $772 for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2007, there was an outstanding balance of $1,714 due to Mr. Xu.

QTC Lease

QTC rents office premise at the market rate from Ms. Shuying Zheng, CEO.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $4,193 for the three months ended March 31, 2008.  As of March 31, 2008, there was an outstanding balance of $4,284 due to Ms. Zheng.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-RELATED PARTIES TRANSACTIONS (Continued)

Due to officers consists of the following:
	March 31,	December 31,
	2008	2007
	(unaudited)
GRT Office rent due to Mr. Guoqing Xu	$1,714	$-
QTC Office rent due to Ms. Shuying Zhen	4,284	-
	$5,998	$-

Note 11-SEGMENT REPORTING

QTC Operation

QTC operated in one reportable business segment for the three months ended March 31, 2008.  Summarized information follows:

For the three months ended March 31, 2008
REVENUE
QTC VoIP Call Time Distribution	$2,977

COST OF SALES
QTC VoIP Call Time Distribution	$8,257

GROSS PROFITS
QTC VoIP Call Time Distribution	$(5,280)

TOTAL ASSETS
QTC VoIP Call Time Distribution	$174,498

GRT Operation

For the three months ended March 31, 2008 and 2007, GRT operated in four reportable business segments that are determined based upon differences in products and services. GRT does not allocate any operating expenses or assets to its four business segments as management does not use this information to measure the performance of the operating segments. Certain costs of revenues are shared between business segments.  Also, no measures of assets by segment are reported and used by the chief operating decision maker. Hence, GRT has not made disclosure of total assets by reportable segments.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-SEGMENT REPORTING (continued)

GRT Operation (continued)

Summarized information by business segment for the three months ended March 31, 2008 and 2007 is as follows:
	For the Three Months Ended
	March 31,
	2008	2007
REVENUE
GRT public telephone service	$5,144	$19,855
GRT network solution	-	12,482
GRT VoIP call time distribution	88,950	-
GRT sales of call forwarding cards	1,062	97,501

COST OF SALES
GRT public telephone service	$8,386	$43,436
GRT network solution	-	-
GRT VoIP call time distribution	74,078	-
GRT sales of call forwarding cards	1,576	44,930

GROSS PROFITS
GRT public telephone service	$(3,242)	$(23,581)
GRT network solution	-	12,482
GRT VoIP call time distribution	14,872	-
GRT sales of call forwarding cards	(514)	52,571

TOTAL ASSETS OF GRT	$848,795	$215,102

Note 12-CONCENTRATIONS AND RISKS

(a) Major Suppliers

All of QTC's VoIP call time distribution revenue for the three months ended March 31, 2008 is derived from distribution of VoIP call time purchased from CNSX and CNGD.  If the strategic relationship with either CNSX or CNGD is terminated or scaled-back, or if CNSX and CNGD alter the co-operative arrangements, QTC’s VoIP call time distribution revenue might be adversely affected.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-CONCENTRATIONS AND RISKS (Continued)

GRT signed non-exclusive agreements with CNSH and CNSX to facilitate the international call forwarding business and to distribute VoIP call time purchased from such carriers.  If the strategic relationship with either CNSH and CNSX is terminated or scaled-back, or if CNSH and CNSX alter the co-operative arrangements, GRT’s revenue from international call forwarding service and VoIP call time distribution might be adversely affected.

(b) Fluctuation in Revenue from Call Forwarding Service

GRT derives revenue from sales of call forwarding cards and relevant franchise fees from franchised distributors.  The market for our call forwarding service is those Chinese residents who travel abroad for business or personal reasons.   The demand for call forwarding cards is not stable, as it is high in busy travel seasons, and low in less busy travel seasons.  Accordingly, GRT's revenue from call forwarding service fluctuates time by time.

Note 13-COMMITMENTS AND CONTINGENCIES

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-COMMITMENTS AND CONTINGENCIES (continued)

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents the Company from obtaining sufficient foreign currency to satisfy its currency demands, the Company may not be able to pay certain of its expenses as they come due.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On October 24, 2007 we acquired beneficial ownership of Beijing GRT Information Services Limited (Beijing GRT”).  Because we issued approximately 86% of our equity in exchange for ownership of Beijing GRT and because the assets of Beijing GRT substantially exceeded our assets before the acquisition, we have classified the acquisition as a reverse merger for accounting purposes.  For that reason, our Consolidated Statements of Operations and Other Comprehensive Income for the three month periods ending March 31, 2008 and 2007 include the financial results of Beijing GRT during those two periods, but include the financial results of our other subsidiary, Beijing Quan Tong Chang Information Service Limited (“Beijing QTC”) only for the first quarter of 2008.

Beijing QTC had been primarily involved in the business of operating public payphones, but also generated revenue by marketing internet phone systems.  We chose to replace Beijing QTC as the focus of our operations because we saw that business waning.  As expected, in the first three months of 2008 we realized only $2,977 in revenue from Beijing QTC and only $5,144 from public telephone services.  The primary reasons for the reduction were:

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

The acquisition of Beijing GRT returned the Company to profitability in 2007.  During 2007 we recorded $1,922,748 in revenue, most of which was attributable to the international call forwarding business of Beijing GRT:  $1,196,996 from our sale of SIM cards and an additional $527,753 in fees paid by our franchisees.

Despite the success of our international call forwarding business in 2007, during the first three months of 2007 a hiatus occurred in that business.  We realized only $1,062 in revenue from the sale of call forwarding cards, and no revenue from the sale of franchises.  The reasons for the near-elimination of call forwarding revenue in the recent quarter were two:

➢
In this initial stage of our call forwarding business, we are focusing our efforts on the vacation travel market.  The residents of China are most likely to vacation during one of the long holidays.  During the first three months of the year, however, the only long holiday is Chinese New Year.  While this is an especially long holiday, it is one during which Chinese people customarily return to their family homes.  So there is little foreign vacation travel during these three months.  For this reason, we curtailed our marketing efforts during the quarter.

➢
In an effort to rapidly develop a market presence, we provided our sales agents particularly large discounts on sales of SIM cards at the end of 2007.  This resulted in large stocks remaining in the inventories of our agents going into 2008.  For that reason, almost none of our sales agents placed orders during the first three months of 2008.

We expect our international call forwarding business to revitalize in the near term, and expect that by year-end it will represent the largest portion of our business.

Because our international call forwarding business became dormant during the three months ended March 31, 2008, most of our revenue arose from another of our telecommunications services:  VoIP call time distribution.  GRT entered this business in January 2008 by contracting with China Netcom (Shaoxing) Corporation Limited and with China Netcom (Shanghai) Corporation Limited.  Those two carries sell us usage units on their VoIP systems, which we in turn sell to customers who link to the systems through our servers.  The sale of VoIP time yielded $91,927 in revenue during the first three months of 2008, when we first entered the market.  We expect this portion of our business to expand considerably in the future.

Because of the hiatus in our call forwarding business, our operating expenses were significantly greater than our revenue in the three months ended March 31, 2008:  $257,639 vs. $98,133.  The primary components of operating expenses were (1) employee compensation, $57,023, most of which was paid to our Chief Executive Officer, and (2) consulting fees of $148,882.  The consulting fees resulted from four contracts that we entered in August and September 2007 with consultants who are assisting us in rebuilding our company’s business.  To compensate these individuals we issued them shares of our common stock, which had a market value of $404,800.  We are expensing that amount over the lives of the four contracts, which range from nine months to two years.  Because the largest contract will be fully amortized over a nine month term, these contracts will add approximately $36,000 per month to our expenses through the second quarter of this year, then will amortize at a lower rate for the remainder of the two year terms.

We incurred a net loss of $251,606 for the three months ended March 31, 2008, compared to net income of $20,385 in the three months ended March 31, 2007.  The loss will provide us a future tax benefit.  However, because there is no certainty that we will realize taxable income in the future, we did no record any deferred tax benefit as a result of the loss.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first three months of 2008, the effect of converting our financial results to Dollars was to add $62,033 to our comprehensive income.

Liquidity and Capital Resources

We reduced our cash position by $476,499 during the first quarter of 2008.  The primary reason for the reduction was our operating loss.  In addition, however, we increased our prepaid expenses by $262,401 – this expense primarily representing prepayments for investor relations and other consulting services.

Establishing our several telecommunications businesses in the public consciousness will cost money.  At March 31, 2008 we had only $96,754 in cash on our balance sheet.  Our plan, however, is to expand our operations by opening an additional 18 sales offices throughout China, and hiring 100 additional sales personnel to staff the offices.  We estimate that the start-up expense associated with each new office will be $30,000 to $50,000.  Therefore, fulfillment of our goal of 20 sales offices will depend on our ability to obtain financing.

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

Your ability to bring an action against us or against our directors, or to enforce a judgment against us or them, will be limited because we conduct all of our operations in China and because all  of our management resides outside of the United States.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’ system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Smooth Global (China) Holdings’ first fiscal quarter that has materially affected or is reasonably likely to materially affect Smooth Global (China) Holdings’ internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.

Date: May 19, 2008	By: /s/ Zheng Shuying
Zheng Shuying, Chief Executive Officer
and Chief Financial Officer

*       *       *       *       *