Form 10-Q
period 2008-06-30
Smooth Global (China) Holdings, Inc.
filed 2008-08-19
CIK 1077637

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2008

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
86-10-6498-7788
(Issuer’s Telephone Number)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]         No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer _ Accelerated filer _ Non-accelerated filer _ Small reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 18, 2008

Common Stock: 38,381,375 shares

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,034	$521,016
Accounts receivable, net (Note 5)	95,374	209,948
Prepaid expense (Note 6)	700,122	370,632
Purchased calling card	-	403
Total current assets	849,530	1,101,999

Property, Plant, and Equipment, net (Note 7)	250,657	281,482

Investment in Joint Venture	106,835	-

Contract Security Deposit (Note 8)	88,768	83,400

Total Assets	$1,295,790	$1,466,881

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued expenses (Note 9)	23,176	59,548
Taxes payable	92	399
Deferred revenue	7,751	1,079
Due to officers (Note 10)	3,492	-
Total Current Liabilities	34,511	61,026

Commitments and Contingencies (Note 14)	-	-

Stockholders' Equity:
Common stock, $0.001 par value,
200,000,000 shares authorized;
38,381,375 shares issued and outstanding
as of June 30, 2008 and December 31, 2007	38,381	38,381
Additional paid-in capital	799,255	799,255
Unamortized contractual services costs	(75,533)	(261,213)
Statutory reserves	236,875	236,875
Retained earnings	86,303	501,476
Accumulated other comprehensive income	175,998	91,081
Stockholders' Equity	1,261,279	1,405,855

Total Liabilities and Stockholders' Equity	$1,295,790	$1,466,881

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
(a) QTC VoIP call time distribution	$1,166	$-	$4,143	$-
(b) GRT public telephone service	2,389	25,432	7,533	45,287
(c) GRT network solution	-	9,847	-	22,329
(d) GRT VoIP call time distribution	10,886	-	99,836	-
(e) GRT sales of call forwarding cards	11,607	208,154	12,669	305,655
(f) Franchise Fees-GRT	-	85,382	-	85,382
Total Revenue	26,048	328,815	124,181	458,653

Costs of Revenue
(a) QTC VoIP call time distribution	6,750	-	15,007	-
(b) GRT public telephone service	5,046	33,220	13,432	76,656
(c) GRT network solution	-	-	-	-
(d) GRT VoIP call time distribution	10,756	-	84,834	-
(e) GRT sales of call forwarding cards	5,371	95,368	6,947	140,298
(f) Franchise Fees-GRT	-	-	-	-
Total Costs of Revenue	27,923	128,588	120,220	216,954

Gross Profit	(1,875)	200,227	3,961	241,699

QTC Supplemental Income (Note 13)	36,761	-	36,761	-

Operating Expenses
Compensation to CEO	-	-	44,538	-
Payroll and employee benefit	11,900	4,768	24,895	8,365
Depreciation expenses	21,271	3,549	40,597	6,975
Office expenses	7,685	5,250	14,638	7,519
Repair and maintenance	6	4,397	524	6,104
Professional fees	26,071	-	30,071	-
Consultant fees	111,085	-	259,967	-
Travel and entertainment	19,254	2,411	39,908	11,979
Other general and administrative expenses	1,265	2,840	1,038	3,385
Total Operating Expenses	198,537	23,215	456,176	44,327

Income (Loss) from Operation	(163,651)	177,012	(415,454)	197,372

Other Income
Interest income	84	49	281	74
Commission on sales of art	-	-	-	-
Total other income	84	49	281	74

Income (Loss) before provision
for Income Tax	(163,567)	177,061	(415,173)	197,446

Provision for Income Tax	-	-	-	-

Net Income	(163,567)	177,061	(415,173)	197,446

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	22,885	5,931	84,918	7,012

Comprehensive Income (Loss)	$(140,682)	$182,992	$(330,255)	$204,458

Basic and fully diluted earnings (loss) per share	$(0.00)	$0.01	$(0.01)	$0.01

Weighted average shares outstanding	38,381,375	33,000,000	38,381,375	33,000,000

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2008	2007
	(unaudited)	(unaudited)
Operating Activities
Net income (loss)	$(415,173)	$197,446
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	40,597	6,975
Deferred consultant compensation	185,680	-
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	116,964	(11,297)
(Increase)/Decrease in purchased SIM cards	403	(100,724)
(Increase)/Decrease in prepaid expenses	(329,490)	(50,828)
(Increase)/Decrease in contract security deposit	-	(78,720)
Increase/(Decrease) in accounts payable and accrued expenses	(35,271)	(34,104)
Increase/(Decrease) in deferred revenue	6,672	-
Increase/(Decrease) in taxes payable	(307)	-
Net cash provided (used) by operating activities	(429,925)	(71,252)

Investing Activities
Investment in subsidiary	(106,835)	-
Purchase of fixed assets	(5,082)	(8,707)
Net cash (used) by investing activities	(111,917)	(8,707)

Financing Activities
Proceeds from capital contribution	-	96,717
Loans from shareholders	-	2,620
Net cash provided (used) by financing activities	-	99,337

Increase (decrease) in cash	(541,842)	19,378
Effects of exchange rates on cash	74,860	7,428
Cash at beginning of the period	521,016	42,985
Cash at end of the period	$54,034	$69,791

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

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

Revenue that GRT recognized from franchise fees and training fees was $0 and $85,382 for the six months ended June 30, 2008 and 2007

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

Investment in Joint Venture

The Company executed an agreement with Xinjiang Jinzhonghua Telecommunication Services Co., Inc., pursuant to which each party agrees to invest $106,835 totaling $213,670 (RMB 1,468,304) to establish a joint-venture to sell and manufacture wireless network extension equipment.  The establishment of the join venture is currently undergoing.

Research and Development Costs

Research and development costs are expensed when incurred.  Research and development costs were immaterial for the six months ended June 30, 2008 and 2007, respectively.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses were immaterial for the six months ended June 30, 2008 and 2007, respectively.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to 175,998  as of June 30, 2008, and $91,081 as of December 31, 2007.  The balance sheet amounts with the exception of equity at June 30, 2008 were translated at 6,87  RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the six months ended June 30, 2008 and 2007 were 7.07 RMB and 7.73 RMB, respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company makes appropriations to these three reserve funds at the fiscal year end pursuit to PRC GAAP.  Accordingly, the Company made no appropriations for the six months ended June 30, 2008 and 2007, respectively.

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

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the six years ended June 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements (Continued)

or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)

GRT-Franchise fees receivable	$91,679	$204,399
Other accounts receivable	3,695	5,549
less: Allowance for bad debt	-	-
Accounts receivable, net	$215,323	$209,948

The majority of the Company’s sales are on open account terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of June 30, 2008 and December 31, 2007.

Note 6-PREPAID EXPENSES

Prepaid expenses consists of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)

Prepaid travel expenses	$-	$19,141
Advance to telecommunication carriers	66,092	9,685
Advance to purchase SIM cards	101,866	95,706
Advance to purchase equipment	301,231	246,100
Advance to a consultant	50,933	-
Advance to an investor relation Firm	180,000	-
	$700,122	$370,632

Note 7-PROPERTY AND EQUIPMENT, NET

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	June 30,	December 31,
	2008	2007
	(unaudited)
Network and computer equipment	$127,540	$119,828
Office equipment and furniture	101,611	90,688
Leasehold Improvements	323,771	304,192
	552,922	514,708
Less: Accumulated depreciation	(302,265)	(233,226)
Total	$250,657	$281,482

Depreciation expense charged to operations was $40,597 and $6,975 for the three months ended March 31, 2008 and 2007, respectively.

Note 8-CONTRACT SECURITY DEPOSIT

Contract security deposit consists of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
Security deposit for GRT's
public phone distribution contract with CUBJ	$1,455	$1,367
Security deposit for GRT and Beijing Telecom'
Trust and Indemnity Agreement with Ms. Yianfang Jin *	87,313	82,033
	$87,108	$83,400

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-ACCRUED EXPENSES

Accrued expenses consists of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)

Employee benefit payable *	$19,176	$16,786
Accrued professional fees	4,000	42,762
	$23,176	$59,548

Employee benefit payable was mainly carried forward from QTC.

Note 10-RELATED PARTIES TRANSACTIONS

Compensation to Ms. Zheng Shuying, CEO

The Company paid $44,538 in cash to Ms. Zheng Shuying, CEO, as compensation for the six months ended June 30, 2008.  The Company did not pay compensation to Ms. Zheng for the six months ended June 30, 2007.

GRT Lease

GRT rents office premise at the market rate from Mr. Guoqing Xu, President of QTC.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $3,393 and $1,552 for the six months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, there was an outstanding balance of $3,492 due to Mr. Xu.

QTC Lease

QTC rents office premise at the market rate from Ms. Shuying Zheng, CEO.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $8,483 for the six months ended June 30, 2008.  Due to officers consists of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)

GRT Office rent due to Mr. Guoqing Xu	$3,492	$-
QTC Office rent due to Ms. Shuying Zhen	-	-
	$3,492	$-

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-SEGMENT REPORTING

QTC Operation

QTC operates in one reportable business segment for the six months ended June 30, 2008.  Summarized information follows:

                                                                        For the six months ended June 30, 2008

REVENUE
QTC VoIP Call Time Distribution	$4,143
COST OF SALES
QTC VoIP Call Time Distribution	$15,007
GROSS PROFITS
QTC VoIP Call Time Distribution	$(10,864)
TOTAL ASSETS
QTC VoIP Call Time Distribution	$243,276

GRT Operation

For the six months ended June 30, 2008 and 2007, GRT operates in four reportable business segments that are determined based upon differences in products and services. GRT does not allocate any operating expenses or assets to its four business segments as management does not use this information to measure the performance of the operating segments. Certain costs of revenues are shared between business segments.  Also, no measures of assets by segment are reported and used by the chief operating decision maker. Hence, GRT has not made disclosure of total assets by reportable segments.

Summarized information by business segment for the six months ended June 30, 2008 and 2007 is as follows:

	For the Six Months Ended
	June 30,
	2008	2007
REVENUE
GRT public telephone service	$7,533	$45,287
GRT network solution	-	22,329
GRT VoIP call time distribution	99,836	-
GRT sales of call forwarding cards	12,669	305,655
GRT Franchise fees	-	85,382

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COST OF SALES
GRT public telephone service	$13,432	$76,656
GRT network solution	-	-
GRT VoIP call time distribution	84,834	-
GRT sales of call forwarding cards	6,947	140,298
GRT Franchise fees	-	-

GROSS PROFITS
GRT public telephone service	$(5,899)	$(31,369)
GRT network solution	-	22,329
GRT VoIP call time distribution	15,002	-
GRT sales of call forwarding cards	5,722	165,357
GRT Franchise fees	-	85,382

TOTAL ASSETS OF GRT	$821,142	$344,733

Note 12-CONCENTRATIONS AND RISKS

(a) Major Suppliers

All of QTC's VoIP call time distribution revenue for the six months ended June 30, 2008 is derived from distribution of VoIP call time purchased from CNSX and CNGD.  If the strategic relationship with either CNSX or CNGD is terminated or scaled-back, or if CNSX and CNGD alter the co-operative arrangements, QTC’s VoIP call time distribution revenue might be adversely affected.

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

24

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

travel seasons.  Accordingly, GRT's revenue from call forwarding service fluctuates time by time.

Note 13-QTC SUPPLEMENTAL INCOME

During 2006 and 2005, QTC entered a non-exclusive distribution contract with China Netcom (Beijing) Corporation Limited (“CNBJ”) to distribute its traditional fixed line call times.  The tariff was initially collected from end users to CNBJ, who in turn would pay QTC according to the percentage sharing as mentioned in the distribution agreement.  In January 2007, CNBJ notified the Company to terminate the distribution contract.  Based on the review of the implementation of the distribution contract, CNBJ agreed to pay a supplemental payment of $36,761 (RMB 260,000) to QTC.  QTC received this payment in June 2008.

Note 14-COMMITMENTS AND CONTINGENCIES

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

25

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

26

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On October 24, 2007 we acquired beneficial ownership of Beijing GRT Information Services Limited (Beijing GRT”).  Because we issued approximately 86% of our equity in exchange for ownership of Beijing GRT and because the assets of Beijing GRT substantially exceeded our assets before the acquisition, we have classified the acquisition as a reverse merger for accounting purposes.  For that reason, our Consolidated Statements of Operations and Other Comprehensive Income for the three and six month periods ending June 30, 2008 and 2007 include the financial results of Beijing GRT during those two periods, but include the financial results of our other subsidiary, Beijing Quan Tong Chang Information Service Limited (“Beijing QTC”) only for the first six months of 2008.

Beijing QTC had been primarily involved in the business of operating public payphones, but also generated revenue by marketing internet phone systems.  We chose to replace Beijing QTC as the focus of our operations because we saw that business waning.  As expected, in the first six months of 2008 we realized only $4,143 in revenue from Beijing QTC and only $7,533 from public telephone services.  The primary reasons for the reduction were:

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

Despite the success of our international call forwarding business in 2007, during the first six months of 2007 a hiatus occurred in that business.  We realized only $12,669 in revenue from the sale of call forwarding cards, and no revenue from the sale of franchises.  The reasons for the near-elimination of call forwarding revenue in the first half of 2008 were two:

➢

In this initial stage of our call forwarding business, we are focusing our efforts on the vacation travel market.  The residents of China are most likely to vacation during one of the long holidays.  During the first six months of the year, however, the only long holiday is Chinese New Year.  While this is an especially long holiday, it is one during which Chinese people customarily return to their family homes.  So there is little foreign vacation travel during these six months.  For this reason, we curtailed our marketing efforts during the first half of the year.

➢

In an effort to rapidly develop a market presence, we provided our sales agents particularly large discounts on sales of SIM cards at the end of 2007.  This resulted in large stocks remaining in the inventories of our agents going into 2008.  For that reason, almost none of our sales agents placed orders during the first six months of 2008.

We expect our international call forwarding business to revitalize in the near term, and expect that by year-end it will represent the largest portion of our business.

Because our international call forwarding business became dormant during the six months ended June 30, 2008, most of our revenue arose from another of our telecommunications services:  VoIP call time distribution.  GRT entered this business in January 2008 by contracting with China Netcom (Shaoxing) Corporation Limited and with China Netcom (Shanghai) Corporation Limited.  Those two carries sell us usage units on their VoIP systems, which we in turn sell to customers who link to the systems through our servers.  The sale of VoIP time yielded $103,979 in revenue during the first six months of 2008, when we first entered the market.  We expect this portion of our business to expand considerably in the future.

Because of the hiatus in our call forwarding business, our operating expenses were significantly greater than our revenue in the three and six month periods ended June 30, 2008.  The primary components of operating expenses were (1) employee compensation, $69,433, most of which was paid to our Chief Executive Officer, and (2) consulting fees of $259,967.  The consulting fees resulted from four contracts that we entered in August and September 2007 with consultants who are assisting us in rebuilding our company’s business.  To compensate these individuals we issued them shares of our common stock, which had a market value of $404,800.  We are expensing that amount over the lives of the four contracts, which range from nine months to two years.  Because the largest contract will be fully amortized over a nine month term, these contracts added approximately $36,000 per month to our expenses through the second quarter of this year, but will amortize at a lower rate for the remainder of the two year terms.

We incurred a net loss of $415,173 for the six months ended June 30, 2008, compared to net income of $197,446 in the six months ended June 30, 2007.  Similarly, we realized a net loss of $163,567 in the three months ended June 30, 2008, compared to net income of $177,061 in the second quarter of 2007.  The losses will provide us a future tax benefit.  However, because there is no certainty that we will realize taxable income in the future, we did no record any deferred tax benefit as a result of the loss.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first six months of 2008, the effect of converting our financial results to Dollars was to add $84,918 to our comprehensive income.

Liquidity and Capital Resources

We reduced our cash position by $541,842 during the first six months of 2008.  The primary reason for the reduction was our operating loss.  In addition, however, we increased our prepaid expenses by $329,490 – this expense primarily representing prepayments for investor relations and other consulting services.

Establishing our several telecommunications businesses in the public consciousness will cost money.  At June 30, 2008 we had only $54,034 in cash on our balance sheet.  Our plan, however, is to expand our operations by opening an additional 18 sales offices throughout China, and hiring 100 additional sales personnel to staff the offices.  We estimate that the start-up expense associated with each new office will be $30,000 to $50,000.  Therefore, fulfillment of our goal of 20 sales offices will depend on our ability to obtain financing.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’ system of disclosure controls and procedures was effective as of June 30, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Smooth Global (China) Holdings’ second fiscal quarter that has materially affected or is reasonably likely to materially affect Smooth Global (China) Holdings’ internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.

Date: August 18, 2008

By:  /s/ Zheng Shuying

       Zheng Shuying, Chief Executive Officer

       and Chief Financial Officer

30