Form 10-Q
period 2008-09-30
Smooth Global (China) Holdings, Inc.
filed 2008-11-25
CIK 1077637

  U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-25707

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

Nevada	91-1948355
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

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

Yes X                    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer___  Accelerated filer _ _  Non-accelerated filer ___ Small reporting company_X_
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___             No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
November 24, 2008
Common Stock: 38,381,375 shares

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

FINANCIAL REPORT

AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007, AND
AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-25

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$66,645	$521,016
Accounts receivable, net (Note 5)	5,033	209,948
Prepaid expense (Note 6)	632,171	370,632
Purchased calling card	-	403
Total current assets	703,849	1,101,999

Property, Plant, and Equipment, net (Note 7)	237,088	281,482

Contract Security Deposit (Note 8)	88,985	83,400

Total Assets	$1,029,922	$1,466,881

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses (Note 9)	19,234	59,548
Taxes payable	34	399
Deferred revenue	5,709	1,079
Due to officers (Note 10)	5,332	-
Total Current Liabilities	30,309	61,026

Commitments and Contingencies (Note 14)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
38,381,375 shares issued and outstanding as of
September 30, 2008 and December 31, 2007	38,381	38,381
Additional paid-in capital	799,255	799,255
Unamortized contractual services costs	(40,333)	(261,213)
Statutory reserves	236,875	236,875
Retained earnings	(200,269)	501,476
Accumulated other comprehensive income	165,704	91,081
Stockholders' Equity	999,613	1,405,855

Total Liabilities and Stockholders' Equity	$1,029,922	$1,466,881

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
(a) GRT public telephone service	$3,894	$10,851	$11,427	$56,138
(b) GRT network solution	-	11,513	-	33,842
(c) GRT VoIP call time distribution	46,774	-	146,610	-
(d) GRT sales of call forwarding cards	133	317,724	12,802	623,379
(e) Franchise Fees-GRT	-	186,287	-	271,669
Total Revenue	50,801	526,375	170,839	985,028

Costs of Revenue
(a) GRT public telephone service	5,142	17,815	18,574	94,471
(b) GRT network solution	-	-	-	-
(c) GRT VoIP call time distribution	32,328	-	117,162	-
(d) GRT sales of call forwarding cards	1,263	141,284	8,210	281,582
(e) Franchise Fees-GRT	-	-	-	-
Total Costs of Revenue	38,733	159,099	143,946	376,053

Gross Profit	12,068	367,276	26,893	608,975

QTC Supplemental Income (Note 13)	-	-	37,149	-

Operating Expenses
Compensation to CEO	-	-	45,007	-
Payroll and employee benefit	9,747	4,500	34,642	12,865
Depreciation expenses	21,167	3,772	61,764	10,747
Office expenses	7,001	512	21,639	8,980
Repair and maintenance	256	-	780	5,596
Research & development expenses	104,896	-	104,896	-
Professional fees	9,862	-	39,933	-
Consultant fees	80,456	-	340,423	-
Travel and entertainment	24,667	-	64,575	11,605
Other general and administrative expenses	641	-	1,598	3,318
Total Operating Expenses	258,693	8,784	715,257	53,111

Income (Loss) from Operations	(246,625)	358,492	(651,215)	555,864

Other Income
Interest income	27	109	308	183
Total other income	27	109	308	183

Income (Loss) before provision
for Income Tax	(246,598)	358,601	(650,907)	556,047

Provision for Income Tax	-	-	-	-

Income (Loss) from Continuing Operations	(246,598)	358,601	(650,907)	556,047

Loss from Discontinued Operations--
VoIP Call Time Distribution of QTC	(42,802)	-	(50,838)	-

Net Income	(289,400)	358,601	(701,745)	556,047

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	(7,466)	(1,006)	74,624	6,006

Comprehensive Income (Loss)	$(296,866)	$357,595	$(627,121)	$562,053

Basic and fully diluted earnings (loss) per share	$(0.01)	$0.01	$(0.02)	$0.02

Weighted average shares outstanding	38,381,375	33,000,000	38,381,375	33,000,000

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended

September 30,

2008
2007

(unaudited)
(unaudited)

 Operating Activities

 Net income (loss)
$(701,745)	$556,047

 Adjustments to reconcile net income (loss) to

    net cash provided (used) by operating activities:

         Depreciation
61,764	10,747

         Loss on disposal of fixed assets
34,294	-

         Deferred consultant compensation
220,880	-

 Changes in operating assets and liabilities:

    (Increase)/Decrease in accounts receivable
204,915	(4,191)

    (Increase)/Decrease in purchased SIM cards
402	(202,654)

    (Increase)/Decrease in prepaid expenses
(261,539)	(371,540)

    (Increase)/Decrease in contract security deposit
-	(80,242)

     Increase/(Decrease) in accounts payable and accrued expenses
(42,762)	(34,155)

     Increase/(Decrease) in deferred revenue
4,630	-

     Increase/(Decrease) in others payable taxes payable
2,083	-

 Net cash provided (used) by operating activities
(477,078)	(125,988)

 Investing Activities

 Proceeds from disposal of fixed assets
7,144	-

 Purchase of fixed assets
(60,527)	(6,825)

 Net cash (used) by investing activities
(53,383)	(6,825)

 Financing Activities

 Loans from a majority owner
5,332	4,194

 Proceeds from capital contribution
-	96,717

 Net cash provided (used) by financing activities
5,332	100,911

 Increase (decrease) in cash
(525,129)	(31,902)

 Effects of exchange rates on cash
70,758	6,171

 Cash at beginning of the period
521,016	42,985

 Cash at end of the period
$66,645	$17,254

 Supplemental Disclosures of Cash Flow Information:

    Cash paid (received) during year for:

        Interest
$-	$-

        Income taxes
$-	$-

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

Note 2-ORGANIZATION AND OPERATIONS

Organization and Business Background

The Bralorne Mining Company ("Bralorne") was incorporated under the laws of the State of Nevada on December 2, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value.  Currently, the Company principally engages in the business to provide telecommunication services in the People's Republic of China ("PRC'), through its wholly-owned subsidiaries, Gold Profit (Asia) Group Limited ("Gold Profit") and Smooth Global Services Limited ("Smooth Global").  On July 31, 2007, Bralorne changed its name to Smooth Global (China) Holdings, Inc. ("Smooth Global (China)" or the "Company").

On November 2, 2006, Bralorne entered into Share Exchange Agreement (“the Agreement") with the sole shareholder of Gold Profit to exchange 1,333,334 shares (40,000,000 shares prior to reverse stock split on July 31, 2007) of common stock of Bralorne for 100% of the outstanding stock of Gold Profit.  Upon the execution of the Agreement, Gold Profit became a wholly-owned subsidiary of Bralorne.

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

(a)  GRT Public Telephone Service

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

(b)  GRT Network Solution

GRT provides computer networking and telephone solutions to its customers, mainly the commercial buildings located in PRC, including design and implementation of network system, and purchasing and installation of hardware and software.

(c)  GRT VoIP Call Time Distribution

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

Discontinued Operation

QTC provided enterprise phone users and public phone users with access to China Netcom (Shaoxing) Corporation Limited (“CNSX”) and China Netcom (Guangdong) Corporation Limited (“CNGD”) network via phones connected to QTC's telecommunication server.  On August 20, 2008, QTC's board of directors decided to terminate this operation and disposed of the relevant equipments.  QTC totally disposed of 65 pieces of equipments with a carrying value of $61,921, of which 59 pieces of equipment with a carrying value of $42,307 were sold to a third party for $8,013, resulting in a loss of $34,294; and 6 piece of equipments with carrying value of $19,614 were transferred to GRT to offset a "due to GRT" of $11,833. No loss was recognized for this transfer due to the elimination of intercompany transactions in consolidation.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-ORGANIZATION AND OPERATIONS (continued)

Discontinued Operation(continued)

Losses from discontinued operation consist of the following:
	For The Nine Months Ended
	September 30,	December 31,
	2008	2007
	(unaudited)
Losses from discontinued operation	$16,544	$-
Loss of disposal of fixed assets of $61,921	34,294	-
Income taxes	-	-
Losses on discontinued operation	$50,838	$-

Assets to be disposed consist of the following:
	September 30,	December 31,
	2008	2007
	(unaudited)
Cost of fixed assets to be disposed of	$-	$190,437
Accumulated depreciation of fixed assets to be disposed of	-	(104,950)
	$-	$85,487

Going Concern

As reflected in the accompanying consolidated financial statements, the Company occurred a loss of $701,745 in the nine months ended September 30, 2008.  Additionally, the revenue for the nine months ended September 30, 2008 dropped enormously, compared to the revenue for the nine months ended September 30, 2007.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance stockholders' investment.  The Company is also developing new business lines, including new telecommunication equipment and telecommunication services.  Management believes that these actions will allow the Company to continue operations through the next fiscal year.

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

(a)  GRT Public Telephone Service

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

(b)  GRT Network Solution

GRT provides network solution to enterprise customers, including design and implementation of internet and telephone network.  The contracts are accounted for as one unit of accounting as the criteria for separation are not met, and revenue for billed amounts is recognized when customer’s acceptance is obtained provided that no significant obligations remain.

(c)  GRT VoIP Call Time Distribution

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

(1)  When GRT sells SIM cards directly to end users, it recognizes revenue when the SIM cards are expired as indicated in the description printed on the envelop containing the SIM card

(2)   When GRT sells SIM cards to its franchised distributors, it recognizes revenue when the SIM cards are delivered to the distributors and the payments have been received, at which time Management believes the sales transactions have been completed pursuant to the Distribution Agreements.

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

Revenue that GRT recognized from franchise fees and training fees was $0 and $271,669 for the nine months ended September 30, 2008 and 2007, respectively.

Cost of Revenue

(a)  GRT Public Telephone Service

Costs of public telephone service mainly include costs to buy call time from CUBJ.

(b)  GRT Network Solution

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

(c)  GRT VoIP Call Time Distribution

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

Research and Development Costs

Research and development costs are expensed when incurred.  Research and development costs were $104,896 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses were immaterial for the nine months ended  September  30, 2008 and 2007, respectively.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $165,704  as of September 30, 2008, and $91,081 as of December 31, 2007.  The balance sheet amounts with the exception of equity at September 30, 2008 were translated at 6,86  RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the nine months ended September 30, 2008 and 2007 were 7.07 RMB and 7.73 RMB, respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in four  principal business segments.

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

The Company makes appropriations to these three reserve funds at the fiscal year end pursuit to PRC GAAP.  Accordingly, the Company made no appropriations for the nine months ended  September 30, 2008 and 2007, respectively.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the nine months ended September 30, 2008 and 2007, respectively.

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

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	September 30,	December 31,
	2008	2007
	(unaudited)

GRT-Franchise fees receivable	$-	$204,399
Other accounts receivable	5,033	5,549
less: Allowance for bad debt	-	-
Accounts receivable, net	$5,033	$209,948

The majority of the Company’s sales are on open account terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of September 30, 2008 and December 31, 2007.

Note 6-PREPAID EXPENSES

Prepaid expenses consists of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)

Prepaid travel expenses	$-	$19,141
Advance to telecommunication carriers	30,035	9,685
Advance to purchase SIM cards	102,114	95,706
Advance to purchase equipment	301,965	246,100
Advance to a consultant	51,057	-
Advance to an investor relation Firm	147,000	-
	$632,171	$370,632

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	September 30,	December 31,
	2008	2007
	(unaudited)
Network and computer equipment	$-	$-
Office equipment and furniture	121,647	20,079
Leasehold Improvements	324,559	304,192
	446,206	324,271

Less: Accumulated depreciation	(209,118)	(128,276)

Subtotal	237,088	195,995

Fixed Assets to be disposed	-	85,487

Total	$237,088	$281,482

Depreciation expense charged to operations was $61,764 and $10,747 for the nine months ended September 31, 2008 and 2007, respectively.

Note 8-CONTRACT SECURITY DEPOSIT

Contract security deposit consists of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
Security deposit for GRT's
public phone distribution contract with CUBJ	$1,459	$1,367
Security deposit for GRT and Beijing Telecom'
Trust and Indemnity Agreement with Ms. Yianfang Jin *	87,526	82,033
	$88,985	$83,400

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-ACCRUED EXPENSES

Accrued expenses consists of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)

Employee benefit payable *	$19,234	$16,786
Accrued professional fees	-	42,762
	$19,234	$59,548

* Employee benefit payable was mainly carried forward from QTC.

Note 10-RELATED PARTIES TRANSACTIONS

Compensation to Ms. Zheng Shuying, CEO

The Company paid $45,007 in cash to Ms. Zheng Shuying, CEO, as compensation for the nine months ended September 30, 2008.  The Company did not pay compensation to Ms. Zheng for the nine months ended September 30, 2007.

GRT Lease

GRT rents office premise at the market rate from Mr. Guoqing Xu, President of QTC.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $5,144 and $3,105 for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, there was an outstanding balance of $5,332 due to Mr. Xu.

QTC Lease

QTC rents office premise at the market rate from Ms. Shuying Zheng, CEO.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $12,859 for the nine months ended June 30, 2008.    As of September 30, 2008, there was no outstanding balance due to Ms. Zheng.

Due to officers consists of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)

GRT Office rent due to Mr. Guoqing Xu	$5,332	$-
QTC Office rent due to Ms. Shuying Zhen	-	-
	$5,332	$-

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-SEGMENT REPORTING

QTC Operation

QTC operates in one reportable business segment for the nine months ended September 30, 2008.  Summarized information follows:

For the nine months ended September 30, 2008
REVENUE
QTC VoIP Call Time Distribution	$4,633

COST OF SALES
QTC VoIP Call Time Distribution	$21,117

GROSS PROFITS
QTC VoIP Call Time Distribution	$(16,544)

TOTAL ASSETS
QTC VoIP Call Time Distribution	$146,516

GRT Operation

For the nine months ended September 30, 2008 and 2007, GRT operated in four reportable business segments that are determined based upon differences in products and services. GRT does not allocate any operating expenses or assets to its four business segments as management does not use this information to measure the performance of the operating segments. Certain costs of revenues are shared between business segments.  Also, no measures of assets by segment are reported and used by the chief operating decision maker. Hence, GRT has not made disclosure of total assets by reportable segments.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-SEGMENT REPORTING (continued)

GRT Operation (continued)

Summarized information by business segment for the  nine months ended September  30, 2008 and 2007 is as follows:

	For the Nine Months Ended
	September 30,
	2008	2007
REVENUE
GRT public telephone service	$11,427	$56,138
GRT network solution	-	33,842
GRT VoIP call time distribution	146,610	-
GRT sales of call forwarding cards	12,802	623,379
GRT Franchise fees	-	271,669

COST OF SALES
GRT public telephone service	$18,574	$94,471
GRT network solution	-	-
GRT VoIP call time distribution	117,162	-
GRT sales of call forwarding cards	8,210	281,582
GRT Franchise fees	-	-

GROSS PROFITS
GRT public telephone service	$(7,147)	$(38,333)
GRT network solution	-	33,842
GRT VoIP call time distribution	29,448	-
GRT sales of call forwarding cards	4,592	341,797
GRT Franchise fees	-	271,669

TOTAL ASSETS OF GRT	$769,398	$705,900

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
F/K/A THE BRALORNE MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-CONCENTRATIONS AND RISKS

(a) Major Suppliers

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

Note 13-QTC SUPPLEMENTAL INCOME

During 2006 and 2005, QTC entered a non-exclusive distribution contract with China Netcom (Beijing) Corporation Limited (“CNBJ”) to distribute its traditional fixed line call times.  The tariff was initially collected from end users to CNBJ, who in turn would pay QTC according to the percentage sharing as mentioned in the distribution agreement.  In January 2007, CNBJ notified the Company to terminate the distribution contract.  Based on the review of the implementation of the distribution contract, CNBJ agreed to pay a supplemental payment of $37,149 (RMB 260,000) to QTC.  QTC received this payment in June 2008.

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

Note 15-SUBSEQUENT EVENTS

Transfer of Call-forwarding Operation in Shanghai Area

On October 18, 2008, GRT signed a “"Business Transfer Agreement" with Shanghai Zhen Guang Travel Agent and Shanghai North Travel Agent, pursuant to which, Shanghai Zhen Guang Travel Agent and Shanghai North Travel Agent agreed to acquire GRT’s call-forwarding operation in Shanghai area for $511,098 (RMB 3,500,000). On October 21, 2008, GRT received $292,428 (RMB 2,000,000) from Shanghai Zhen Guang Travel Agent, and $29,423 (RMB 200,000) from Shanghai North Travel Agent.

Investment in Joint Venture

On October 9, 2008, GRT executed an agreement with Beijing Zhongheng Technology Co., Inc., pursuant to which, GRT agreed to invest $233,942(RMB 1,600,000), and Beijing Zhongheng Technology agreed to invest $350,913(RMB 2,400,000), totaling $584,855 (RMB 4,000,000) to establish a join-venture to sell international call-forwarding cards.  On October 21, 2008, GRT wired $233,942(RMB 1,600,000) to Beijing Zhongheng Technology Co., Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On October 24, 2007 we acquired beneficial ownership of Beijing GRT Information Services Limited (Beijing GRT”).  Because we issued approximately 86% of our equity in exchange for ownership of Beijing GRT and because the assets of Beijing GRT substantially exceeded our assets before the acquisition, we have classified the acquisition as a reverse merger for accounting purposes.  For that reason, our Consolidated Statements of Operations and Other Comprehensive Income for the three and nine month periods ending September 30, 2008 and 2007 include the financial results of Beijing GRT during those two periods, but include the financial results of our other subsidiary, Beijing Quan Tong Chang Information Service Limited (“Beijing QTC”) only for the first nine months of 2008.

Beijing QTC had been primarily involved in the business of operating public payphones.  We chose to replace Beijing QTC as the focus of our operations in 2007 because we saw that business waning. As expected, in the first nine months of 2008 we realized only $4,633 in revenue from Beijing QTC and only $11,427 from public telephone services.  The primary reasons for the reduction were:

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

The other business of Beijing QTC had been its distribution of internet VoIP phone systems.  In August 2008 management of Beijing QTC decided to terminate that business as well due to languishing revenue. As a result, the revenue and expenses of Beijing QTC for the first nine months of 2008 are summarized as “Loss from Discontinued Operations – VoIP Call Time Distribution of QTC” on our Consolidated Statements of Operations and Other Comprehensive Income.”

The acquisition of Beijing GRT provided the Company with a brief period of profitability in 2007.  During 2007 we recorded $1,922,748 in revenue, most of which was recorded in the 4th quarter and most of which was attributable to the international call forwarding business of Beijing GRT:  $1,196,996 from our sale of SIM cards and an additional $527,753 in fees paid by our franchisees.  Beijing GRT achieved the above success in operating the call forwarding business from one office only:  its office in Shanghai.  The success of that initiative indicated that the business could be successful if we developed it from offices throughout China.

Despite the success of our international call forwarding business in Shanghai area in 2007, during the first nine months of 2008 a hiatus occurred in that business.  Compared to our revenue of $623,379 from the sale of call forwarding cards and $271,669 from the sale of franchises during the first nine months of 2007, we realized only $12,802 from the sale of call forwarding cards during the first nine months of 2008, and no revenue from the sale of franchises during this period.  Similarly, the revenue from the sale of call forwarding cards during the quarter ended September 30, 2008 was only $133 and no revenue was generated from the sale of franchises.

The decreased revenue in the first three quarters of 2008 was primarily the result of Management’s decision to relocate our call forwarding business from the Shanghai area to Beijing. The reasons for the business relocation include:

▪	Management’s realization that it lacked the personnel and financial resources to operate in both Shanghai and Beijing at this time.

▪
As a result of the successful Olympics and as the capital of China with approximately 20 million residents, Beijing attracts 80-90% of foreign tourists traveling to China, and thus has a much larger potential customer base than Shanghai.

▪	Our executive offices and connections are based in Beijing, which would substantially reduce our operational cost and improve our profitability.

In addition, our Management expects that this relocation will revitalize our company for the following reasons:

▪
We expect to market our call forwarding service at a very competitive price.  Our international SIM card will be marketed at 0.80 RMB per minute or per message, compared to the prevailing market price of approximately 2.0 RMB per minute or per message.

▪	We expect to have an exclusive distribution contract for Beijing with China Unicom Group Hong Kong International Ltd. to distribute a wide variety of cards.

▪	We expect that two executive management members of the the Beijing Toursim Group, one of China’s largest travel agencies, will become significant customers as soon as we open the office.

▪
We are making arrangements to have branded logos printed on our SIM cards.  These arrangements, such as one that we expect to have with Ctrip.com International Ltd.,  will provide us a new stream of  advertising income.

As a result of the above business relocation decision, our management decided to sell the Shanghai operations of our call forwarding business. On October 18, 2008, GRT signed a “Business Transfer Agreement” with Shanghai Zhen Guang Travel Agent and Shanghai North Travel Agent, pursuant to which, Shanghai Zhen Guang Travel Agent and Shanghai North Travel Agent agreed to acquire GRT’s call-forwarding operation in Shanghai area for $511,098 (RMB 3,500,000). On October 21, 2008, GRT received $292,428 (RMB 2,000,000) from Shanghai Zhen Guang Travel Agent, and $29,423 (RMB 200,000) from Shanghai North Travel Agent. The proceeds of the sale will be used to revitalize our international call forwarding business in its new Beijing location.

Because our international call forwarding business became dormant during the nine months ended September 30, 2008, most of our revenue arose from another of our telecommunications services:  VoIP call time distribution.  GRT entered this business in January 2008 by contracting with China Netcom (Shaoxing) Corporation Limited and with China Netcom (Shanghai) Corporation Limited.  Those two carries sell us usage units on their VoIP systems, which we in turn sell to customers who link to the systems through our servers.  The sale of VoIP time yielded $146,610 in revenue during the first nine months of 2008, when we first entered the market.  We expect this portion of our business to expand considerably in the future.

Because of the strategic change in our call forwarding business, our operating expenses were significantly greater than our revenue in the three and nine month periods ended September 30, 2008.  Primary among the components of operating expenses were (1) $45,007 compensation to our CEO for the nine months ended September 30, 2008 (none during the recent quarter); and (2) consulting fees of $340,423 for the nine months ($80,456 during the recent quarter).  The consulting fees resulted from four contracts that we entered in August and September 2007 with consultants who are assisting us in rebuilding our company’s business.  To compensate these individuals we issued them shares of our common stock, which had a market value of $404,800.  We are expensing that amount over the lives of the four contracts, which range from nine months to two years.  Because the largest contract will be fully amortized over a nine month term, these contracts added approximately $36,000 per month to our expenses through the third quarter of this year, but will amortize at a lower rate for the remainder of the two year terms.

In addition, during the three months ended September 30, 2008 we incurred a research and development expense of $104,896.  This expense arose from our participation in an arrangement with Xinjiang Jinzhonghua Telecommuncation Services Co., Inc., whose purpose is to develop and manufacture wireless network extension equipment, utilizing that company’s patented telecommunications technology.

Because of our lack of revenues, we incurred a net loss of $701,745 during the nine months ended September 30, 2008 ($289,400 for the third quarter of 2008), compared to the net income of $556,047 we realized during the nine months ended September 30, 2007 (net income of $358,601 for the third quarter of 2007). However, based on the above reasons, we expect our commencement of call forwarding business in Beijing to bring our company back to profitability in the future. The losses will provide us a future tax benefit.  However, because there is no certainty that we will realize taxable income in the future, we did no record any deferred tax benefit as a result of the loss.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first nine months of 2008, the effect of converting our financial results to Dollars was to add $74,624 to our comprehensive income.

Liquidity and Capital Resources

We reduced our cash position by $454,371 during the first nine months of 2008.  The primary reason for the reduction was our operating loss.  In addition, however, we increased our prepaid expenses by $261,539 – this expense primarily representing prepayments for investor relations and other consulting services.

Establishing our several telecommunications businesses in the public consciousness will cost money.  At September 30, 2008 we had only $66,645 in cash on our balance sheet.  We supplemented this in October with the proceeds of the sale of our Shanghai operations.  Our plan, however, is to eventually expand our operations by opening additional sales offices throughout China, and hiring additional sales personnel to staff the offices.  Fulfillment of this goal, however, will depend on our ability to obtain financing.

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

Not applicable.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’ system of disclosure controls and procedures was effective as of September 30, 2008 for the purposes described in this paragraph.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.

Date: November 24, 2008	By:	/s/ Zheng Shuying
Zheng Shuying, Chief Executive Officer
and Chief Financial Officer