Form 10-K
period 2008-12-31
Smooth Global (China) Holdings, Inc.
filed 2009-04-15
CIK 1077637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 0-25707

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.
 (Exact Name of Registrant as Specified in Its Charter)

NEVADA	91-1948355
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 618, +17 Anyuan Road, Chaoyang District, Beijing, P.R. China 100029
(Address of principal executive offices)

(011)- 86-10-6498-7788
(Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $.0001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	Accelerated filer	Non-accelerated filer	Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of April 10, 2009 the aggregate market value of the common stock held by non-affiliates was approximately $333,627, based upon the closing sale price on April 10, 2009 of $.02 per share.

As of April 10, 2009, there were 38,381,375 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Smooth Global (China) Holdings, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Management recognized that its efforts to return the payphone business to profitability were futile.  For that reason, on August 20, 2008, QTC's board of directors decided to terminate this operation and disposed of the relevant equipment.  QTC disposed of 65 pieces of equipment with a carrying value of $61,929 (RMB 424,475), of which 59 pieces of equipment with a carrying value of $42,312 (RMB 290,017) were sold to a third party for $7,295 (RMB 50,000), resulting in a loss of $34,474 (RMB 240,017); and 6 pieces of equipment with a carrying value of $19,617 (RMB 134,458) were transferred to another of the Company’s subsidiaries to satisfy a debt of $11,671 (RMB 80,000). No loss was recognized for this transfer due to the elimination of inter-company transactions in consolidation.

Beijing GRT

On October 24, 2007 we acquired ownership of the registered capital stock of Smooth Global Services Limited, a corporation organized in the British Virgin Islands, in exchange for 33,000,000 shares of our common stock.  Smooth Global Services Limited has one wholly-owned subsidiary:  Smooth Global (Beijing) Telecom Science Limited, which was organized under the laws of The People’s Republic of China.  Smooth Global (Beijing) Telecom Science Limited is the beneficiary under a Trust and Indemnity Agreement, in which Jin Yanfang and Wang Yanxia, the registered equity owners of Beijing GRT Information Services Limited (“Beijing GRT”), have transferred to Smooth Global (Beijing) Telecom Science Limited all of the beneficial interest in the equity of Beijing GRT.  Jin Yanfang and Wang Yanxia remain the registered owners of the equity in Beijing GRT, but have agreed to act as trustees for Smooth Global (Beijing) Telecom Science Limited and to follow directions given to them with respect to the business of Beijing GRT.

Beijing GRT entered into the international call forwarding business for the Shanghai and Shaoxing marketplace in February 2007 by obtaining a license from China Netcom (Group) Company Ltd. Shanghai Branch and a license from China Netcom (Group) Company Ltd. Shaoxing Branch.

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

In 2008, GRT decided to relocate its call forwarding business from the Shanghai area to Beijing. The reasons for the business relocation include:

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

▪	We expect to have an exclusive distribution contract for Beijing with China Unicom Group Hong Kong International Ltd. to distribute a wide variety of cards.

▪	We expect that two executive management members of the Beijing Tourism Group, one of China’s largest travel agencies, will become significant customers as soon as we open the office.

▪
We are making arrangements to have branded logos printed on our SIM cards.  These arrangements, such as one that we expect to have with Ctrip.com International Ltd., will provide us a new stream of advertising income.

As a result of the above business relocation decision, our management decided to sell the Shanghai operations of our call forwarding business. The proceeds of the sale will be used to revitalize our international call forwarding business in its new Beijing location. Those operations will be supplemented by the joint venture that we entered in October 2008 with Beijing Zhongheng Technology Co., Inc.  Having invested 10% of the capital in this venture, we own 10% of the equity, and will cooperate with our new partner in marketing international call forwarding cards.  Our hope is that this supplement to our business will help us return our company to profitability.

Because our international call forwarding business became dormant in 2008 due to the relocation, an equal portion of our revenue arose from another of our telecommunications services:  VoIP call time distribution.  GRT entered this business in January 2008 by contracting with China Netcom (Shaoxing) Corporation Limited and with China Netcom (Shanghai) Corporation Limited.  Those two carriers sell us usage units on their VoIP systems, which we in turn sell to customers who link to the systems through our servers. The sale of VoIP time yielded $212,305 in revenue during the 2008. We expect this portion of our business to expand considerably in the future.

Franchise Operations

Beijing GRT developed a low cost method of maximizing the opportunity that our call forwarding licenses afford us.  During 2007 we established sixteen franchised distributors of our call forwarding services throughout China.  In exchange for a franchise fee of approximately $33,000, we provide the franchisee all of the necessary training and materials necessary to enter into the business.  The franchisee then purchases an inventory of our SIMS cards for resale to phone customers.

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

Franchise sales are currently suspended during this phase of the relocation from Shanghai to Beijing.

Employees

Beijing QTC currently employs 6 individuals, all on a full-time basis.  None of our employees belongs to a collective bargaining unit.  Our relationships with our employees are good.

ITEM 1A      RISK FACTORS

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

The success of our international call forwarding services will depend on continuation and expansion oftrends in travel by the people of China developed in the past few years.  Those travel habits depended, in turn, on the growth in business activity and disposable income in China during the same period.  Currently, as a result of the worldwide recession,  there is a downturn in business activity in China.  This may  reduce the market for our services.  In addition, if business in China continues to wane, China itself could experience a recession.    The occurrence of a recession would significantly hinder our efforts to implement our business plan.

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

ITEM 1B      UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.        DESCRIPTION OF PROPERTY

Our offices are located in 195 square meters of office space that we lease from our Chairman, Shuying Zheng.  The lease terminates in June 2010.  The annual rental is $17,236.

 ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.        SUBMISSION OF MATTERS TO AVOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SMGH.”   Set forth below are the high and low bid prices for each of the quarters between since January 1, 2007 and December 31, 2008.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The prices set forth below have been adjusted, as necessary, to reflect the effect of a 1-for-30 reverse stock split on July 31, 2007.

Bid
Quarter Ending	High	Low
March 31, 2007	$ 200.00	$ 45.00
June 30, 2007	$ 70.00	$ 21.00
September 30, 2007	$ 22.00	$ .11
December 31, 2007	$ .51	$ .11

March 31, 2008	$ 0.87	$ 0.07
June 30, 2008	$ 0.23	$ 0.05
September 30, 2008	$ 0.05	$ 0.02
December 31, 2008	$ 0.06	$ 0.02

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans.

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders......	0	--	0
Equity compensation plans not approved by security holders......	0	--	0
Total..............	0	--	0

(e)  Sale of Unregistered Securities

The Company did not sell any unregistered securities during the 4th quarter of 2008.

 (f) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2008

ITEM 6.        SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

On October 24, 2007 we acquired beneficial ownership of Beijing GRT Information Services Limited (Beijing GRT”).  Because we issued approximately 86% of our equity in exchange for ownership of Beijing GRT and because the assets of Beijing GRT substantially exceeded our assets before the acquisition, we have classified the acquisition as a reverse merger for accounting purposes.  For that reason, our Consolidated Statements of Operations and Other Comprehensive Income for 2008 and 2007 includes the financial results of Beijing GRT during those two years, but includes the financial results of our other subsidiary, Beijing Quan Tong Chang Information Service Limited (“Beijing QTC”) only for the period from October 24, 2007 through December 31, 2008.

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

The other business of Beijing QTC had been its distribution of internet VoIP phone systems.  In August 2008 management of Beijing QTC decided to terminate that business as well due to languishing revenue. As a result, the revenue and expenses of Beijing QTC for 2008 are summarized as “Loss from Discontinued Operations – VoIP Call Time Distribution of QTC” on our Consolidated Statements of Operations and Other Comprehensive Income.

The acquisition of Beijing GRT provided the Company with a brief period of profitability in 2007.  During 2007 we recorded $1,914,609 in revenue, most of which was recorded in the 4th quarter and most of which was attributable to the international call forwarding business of Beijing GRT:  $1,196,996 from our sale of SIM cards and an additional $527,753 in fees paid by our franchisees.  Beijing GRT achieved the above success in operating the call forwarding business from one office only:  its office in Shanghai.  The success of that initiative indicated that the business could be successful if we developed it from offices throughout China.

Despite the success of our international call forwarding business in Shanghai area in 2007, a hiatus occurred in that business in 2008.  Compared to our revenue of $1,196,996 from the sale of call forwarding cards and $527,753 from the sale of franchises in 2007, we realized only $213,953 from the sale of call forwarding cards in 2008, and no revenue from the sale of franchises during this period.  The decreased revenue in 2008 was primarily the result of Management’s decision to relocate our call forwarding business from the Shanghai area to Beijing.  Because of that move, most of the revenue that we realized from the call forwarding business in 2008 came from one customer.

As a result of the above business relocation decision, our management decided to sell the Shanghai operations of our call forwarding business. On October 18, 2008, GRT signed a “Business Transfer Agreement” with Shanghai Zhen Guang Travel Agent and Shanghai North Travel Agent, pursuant to which, Shanghai Zhen Guang Travel Agent and Shanghai North Travel Agent agreed to acquire GRT’s call-forwarding operation in Shanghai area for $511,098 (RMB 3,500,000). On November 30, 2008 the parties agreed to increase the sales price to $729,480 (RMB 5,000,000).  On October 21, 2008, GRT received $291,792 (RMB 2,000,000) from Shanghai Zhen Guang Travel Agent, and $29,179 (RMB 200,000) from Shanghai North Travel Agent as a security deposit for the agreement. The deal is expected to close at the end of 2009.  The proceeds of the sale will be used to revitalize our international call forwarding business in its new Beijing location.

Because of the strategic change in our call forwarding business, our operating expenses were significantly greater than our revenue in 2008.  Primary among the components of operating expenses were (1) $85,650 compensation to our CEO; and (2) consulting fees of $706,384.  Included in the consulting fees was $231,880 attributable to four contracts that we entered in August and September 2007 with consultants who are assisting us in rebuilding our company’s business.  To compensate these individuals we issued them shares of our common stock, which had a market value of $404,800.  We are expensing that amount over the lives of the four contracts, which range from nine months to two years.  In addition, during 2008 we incurred a research and development expense of $105,448.  This expense arose from our participation in an arrangement with Xinjiang Jinzhonghua Telecommuncation Services Co., Inc., whose purpose is to develop and manufacture wireless network extension equipment, utilizing that company’s patented telecommunications technology.

Because of our lack of revenues, we incurred a net loss of $1,155,287 (($.03) per share) in 2008, compared to the net income of $859,520 ($.03 per share) that we realized in 2007.  Although the PRC Income Tax Law allows the enterprise to offset its future net income with operating losses carried forward, the enterprise must obtain approval from the local tax authority before it can claim that benefit, and the outcome of the application is generally uncertain.  Therefore, Management established a 100% valuation allowance for the operating losses carried forward, and no deferred tax assets have been recorded.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In 2008, the effect of converting our financial results to Dollars was to add $87,276 to our comprehensive income.

Liquidity and Capital Resources

We reduced our cash position by $487,601 in 2008.  The primary reason for the reduction was our operating loss.  In addition, however, we invested $229,811 (RMB 1,600,000)in a joint venture to market calling cards.

Establishing our several telecommunications businesses in the public consciousness will cost money.  At December 31, 2008 we had only $33,415 in cash on our balance sheet. Our plan, however, is to eventually expand our operations by opening additional sales offices throughout China, and hiring additional sales personnel to staff the offices.  Fulfillment of this goal, however, will depend on our ability to obtain financing.

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

Critical Accounting Policies and Estimates

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2008.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT
2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Smooth Global (China) Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Smooth Global (China) Holdings, Inc. and subsidiaries as of  December 31, 2008 and 2007, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008.  Smooth Global (China) Holdings, Inc.'s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presen

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smooth Global (China) Holdings, Inc. and subsidiaries as of  December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a significant loss and the revenue dropped dramatically in the year ended December 31, 2008.  These factors raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
April 6, 2009

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	December 31,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$33,415	$521,016
Accounts receivable, net (Note 5)	-	209,948
Prepaid expense (Note 6)	374,597	370,632
Purchased calling card	-	403
Total current assets	408,012	1,101,999

Property, Plant, and Equipment, net (Note 8)	215,515	281,482

Long-term Investment (Note 7)	233,434	-

Contract Security Deposit (Note 9)	89,114	83,400

Total Assets	$946,075	$1,466,881

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses (Note 10)	53,667	59,548
Taxes payable	34	399
Deferred revenue (Note 11)	1,679	1,079
Agreement security deposit (Note 12)	320,971	-
Total Current Liabilities	376,351	61,026

Commitments and Contingencies (Note 21)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
38,381,375 shares issued and outstanding as of December 31, 2008 and December 31, 2007	38,381	38,381
Additional paid-in capital	799,255	799,255
Unamortized contractual services costs	(29,333)	(261,213)
Statutory reserves	236,875	236,875
Retained earnings	(653,811)	501,476
Accumulated other comprehensive income	178,357	91,081
Stockholders' Equity	569,724	1,405,855

Total Liabilities and Stockholders' Equity	$946,075	$1,466,881

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Year Ended
	December 31,
	2008	2007

Revenues
(a) GRT public telephone service	$16,265	$76,111
(b) GRT network solution	-	113,749
(c) GRT VoIP call time distribution	212,305	-
(d) GRT sales of call forwarding cards	213,953	1,196,996
(e) Franchise Fees-GRT	-	527,753
Total Revenue	442,523	1,914,609

Costs of Revenue
(a) GRT public telephone service	22,981	108,301
(b) GRT network solution	-	24,287
(c) GRT VoIP call time distribution	163,309	-
(d) GRT sales of call forwarding cards	178,935	599,253
(e) Franchise Fees-GRT	-	-
Total Costs of Revenue	365,225	731,841

Gross Profit	77,298	1,182,768

QTC Supplemental Income (Note 14)	37,344	-

Operating Expenses
Compensation to CEO	85,650	96,264
Payroll and employee benefit	44,161	22,804
Depreciation expenses	83,357	28,533
Office expenses	37,268	16,067
Repair and maintenance	912	11,647
Research & development expenses	105,448	-
Professional fees	70,724	46,118
Consultant fees (Note 13)	706,384	71,793
Travel and entertainment	87,049	24,011
Other general and administrative expenses	1,733	5,916
Total Operating Expenses	1,222,686	323,153

Income (Loss) from Operations	(1,108,044)	859,615

Other Income
Interest income	364	450
Total other income	364	450

Income (Loss) before provision for Income Tax	(1,107,680)	860,065

Provision for Income Tax	-	-

Income (Loss) from Continuing Operations	(1,107,680)	860,065

Loss from Discontinued Operations--
VoIP Call Time Distribution of QTC	(47,607)	(545)

Net Income	(1,155,287)	859,520

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	87,276	80,442

Comprehensive Income (Loss)	$(1,068,011)	$939,962

Basic and fully diluted earnings (loss) per share	$(0.03)	$0.03

Weighted average shares outstanding	38,381,375	33,896,896

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Unamortized			Accumulated
	Common Stock		Additional	Registered	Contractual			Other	Total
	$0.001 Par Value		Paid-in	Capital	Service	Statutory	Retained	Comprehensive	Owners'
	Shares	Amount	Capital	Receivable	Costs	Reserve	Earnings	Income	Equity

Balances at
December 31, 2006	1,000	1,000	241,640	-	-	-	(121,169)	10,639	132,110

Common stock issued for
acquisition of Smooth
Global (reverse merger)	33,000,000	33,000	(33,000)	-	-	-	-	-	-

Smooth Global share exchange	(1,000)	(1,000)	1,000	-	-	-	-	-	-

Reverse merger adjustment*	5,381,375	5,381	159,891	-	-	-	-	-	165,272

Registered capital contribution
from Beijing Telecom	-	-	96,717	-	-	-	-	-	96,717

Shares issued for
contractual services	-	-	333,007	-	(261,213)	-	-	-	71,794

Net Income (Loss)	-	-	-	-	-	-	859,520	-	859,520

Appropriation to statutory
reverse funds (GRT)	-	-	-	-	-	138,636	(138,636)	-	-

Adjustment to statutory
reverse funds (QTC)	-	-	-	-	-	98,239	(98,239)	-	-

Other comprehensive income-
effects of exchange rates	-	-	-	-	-	-	-	80,442	80,442

Balances at
December 31, 2007	38,381,375	$38,381	$799,255	$-	$(261,213)	$236,875	$501,476	$91,081	$1,405,855

Amortization of costs of common stock
issued for contractual services	-	-	-	-	231,880	-	-	-	231,880

Net Income (Loss)	-	-	-	-	-	-	(1,155,287)	-	(1,155,287)

Other comprehensive income-
effects of exchange rates	-	-	-	-	-	-	-	87,276	87,276

Balances at
December 31, 2007	38,381,375	$38,381	$799,255	$-	$(29,333)	$236,875	$(653,811)	$178,357	$569,724

* The reverse merger adjustment represents the paid-in capital associated with Smooth Global (China)'s shares issued and outstanding at the time of the reverse merger.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Year Ended
	December 31,
	2008	2007

Operating Activities

Net income (loss)	$(1,155,287)	$859,520
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	83,357	28,533
Loss on disposal of fixed assets	34,474	-
Deferred consultant compensation	231,880	71,794
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	220,558	(160,945)
(Increase)/Decrease in purchased SIM cards	422	(402)
(Increase)/Decrease in prepaid expenses	20,579	(349,536)
(Increase)/Decrease in contract security deposit	-	(82,118)
Increase/(Decrease) in accounts payable and accrued expenses	(9,723)	23,078
Increase/(Decrease) in deferred revenue	519	1,079
Increase/(Decrease) in taxes payable	(386)	399
Increase/(Decrease) in agreement security deposit	315,990	-
Net cash provided (used) by operating activities	(257,616)	391,402

Investing Activities

Investment in subsidiaries	(229,811)	-
Proceeds from disposal of fixed assets	7,182	-
Purchase of fixed assets	(60,535)	(8,707)
Net cash (used) by investing activities	(283,165)	(8,707)

Financing Activities

Payback of loans from shareholders	-	(240)
Proceeds from capital contribution	-	96,717
Net cash provided (used) by financing activities	-	96,477

Increase (decrease) in cash	(540,781)	479,172
Effects of exchange rates on cash	53,180	(1,141)
Cash at beginning of the period	521,016	42,985
Cash at end of the period	$33,415	$521,016

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND OPERATIONS

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
Business Operations

(a) GRT Public Telephone Service

GRT provides public phone users with access to the network of  China Unicom (Beijing) Limited (“CUBJ”) F/K/A China United Telecommunications (Beijing) Corporation Limited, via paid phones installed in outlets located in universities, convenience shops and street corners.  These outlets are managed but not necessary owned by GRT.  GRT signed non-exclusive distribution agreement with CUBJ to distribute its traditional fixed line call time in Beijing City, PRC.

CUBJ is a subsidiary of China Unicom (Hong Kong) Limited ("CUHK") F/A/K China United Telecommunications Corporation Limited.  On January 6, 2009, China United Telecommunications Corporation Limited merged with China Netcom (Group) Corporation Limited and changed its name to China Unicom (Hong Kong) Limited.  CUHK is one of the largest telecommunications carriers in PRC.

(b) GRT Network Solution

GRT provides computer networking and telephone solutions to its customers, mainly the commercial buildings located in PRC, including design and implementation of network system, and purchasing and installation of hardware and software.

(c) GRT VoIP Call Time Distribution

Beginning from January 2008, GRT provides enterprise phone users and public phone users with access to the network of China Unicom (Shaoxing) Limited (“CUSX”) F/K/A China Netcom (Shaoxing) Corporation Limited  and China Unicom (Shanghai) Limited (“CUSH”) F/A/K China Netcom (Shanghai) Corporation Limited,  via phones connected to GRT's telecommunication server.  Both CUSX and CUGD are subsidiaries of China Unicom (Hong Kong) Limited F/A/K China Netcom (Group) Company Limited. GRT signed non-exclusive distribution agreement with CUSX and CUGD to distribute their Voice Over Internet Protocol (“VoIP”) call time in the PRC.

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

Discontinued Operation

QTC provided enterprise phone users and public phone users with access to the network of CUSX and China Unicom (Guangdong) Limited (“CUGD”) F/A/K China Netcom (Guangdong) Corporation Limited  via phones connected to QTC's telecommunication server.  On August 20, 2008, QTC's board of directors decided to terminate this operation and disposed of the relevant equipment.  QTC totally disposed of 65 pieces of equipments with a carrying value of $61,929 (RMB 424,475), of which 59 pieces of equipment with a carrying value of $42,312 (RMB 290,017) were sold to a third party for $7,295 (RMB 50,000. 00), resulting in a loss of $34,474 (RMB 240,017), and 6 pieces of equipment with carrying value of $19,617 (RMB 134,458) were transferred to GRT to satisfy a "due to GRT" of $11,671 (RMB 80,000.00). No loss was recognized for this transfer due to the elimination of intercompany transactions in consolidation.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND OPERATIONS (continued)

Discontinued Operation (continued)

Losses from discontinued operation consist of the following:

	For The Year Ended
	December 31,
	2008	2007
Losses from discontinued operation
Revenue from discontinued operation-
QTC VoIP call time distribution	$8,155	$-
Costs of revenue from discontinued operation-
QTC VoIP call time distribution	21,288	-
Losses from discontinued operation	13,133	-
Loss of disposal of fixed assets	34,474	-
Income taxes	-	-
Losses on discontinued operation	$47,607	$-

Assets to be disposed consist of the following:
	December 31,	December 31,
	2008	2007

Cost of fixed assets to be disposed of	$-	$190,437
Accumulated depreciation of fixed assets to be disposed of	-	(104,950)
	$-	$85,487

Note 2-	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred a loss of $1,155,287 in the year ended December 31, 2008.  This amount is significant compared with the Company's shareholders' equity.   Additionally, the revenue for the year ended December 31, 2008 dropped by $1,472,086, or 77%, as compared to the revenue for the year ended December 31, 2007.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	CONTROL BY PRINCIPAL STOCKHOLDERS

The chief executive officer owns beneficially and in the aggregate, the majority of the voting power of the Company. Accordingly, the chief executive officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Note 4-	SIGNIFICANT ACCOUNTING POLICIES

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

( b ) GRT Network Solution

GRT provides network solution to enterprise customers, including design and implementation of internet and telephone network.  The contracts are accounted for as one unit of accounting as the criteria for separation are not met, and revenue for billed amounts is recognized when customer’s acceptance is obtained provided that no significant obligations remain.

(c) GRT VoIP Call Time Distribution

Beginning from January 2008, GRT contracted with CUSX and CUSH for the distribution of their VoIP call time. VoIP call time distribution revenue is generally recognized when the end user makes a call through the phone connected to GRT's telecommunication server.

Pursuant to the contracts with CUSX and CUSH, GRT pays tariff to the telecommunication carriers in advance and connects its telecommunication server to the carriers' network.  Then, GRT distributes the VoIP call time to its customers who connect their phones to GRT’s server.   The customers also pay tariff to GRT in advance.  Monthly, the telecommunication carriers bill GRT for the VoIP call time that it distributes.  In turn, GRT bills its customers for the VoIP call time which the customers consume, based on the records provided by its own server.

(d) International Call Forwarding Service

GRT purchases a foreign SIM card and then attaches it with a specified phone number, which GRT bought from CUSH.   When a mobile phone call is forwarded to that particular phone number, GRT will further forward the call to the related SIM card, via the network of either CUSH or CUSX.  GRT signed non-exclusive agreements with CUSH and CUSX to forward phone calls via their network.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

(d) International Call Forwarding Service (continued)

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

Revenue that GRT recognized from franchise fees and training fees was $0 and $527,753 for the year ended December 31, 2008 and 2007, respectively.

Revenue from discontinued operation-QTC VoIP call time distribution

Before QTC terminated its operation of VoIP call time distribution on August 20, 2008, QTC contracted with CUSX and CUGD for the distribution of their VoIP call time. VoIP call time distribution revenue is generally recognized when the end user makes a call through the phone connected to QTC's telecommunication server.

Pursuant to the contracts with CUSX and CUGD, QTC pays tariff to the telecommunication carriers in advance and connects its telecommunication server to the carriers' network.  Then, QTC distributes the VoIP call time to its customers who connect their phones to QTC’s server.   The customers also pay tariff to QTC in advance.  Monthly, the telecommunication carriers bill QTC for the VoIP call time that it distributes.  In turn, QTC bills its customers for the VoIP call time which the customers consume, based on the records provided by its own server.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Revenue

(a) GRT Public Telephone Service

Costs of public telephone service mainly include costs to buy call time from CUBJ.

( b ) GRT Network Solution

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

(c) GRT VoIP Call Time Distribution

Costs of VoIP call time distribution principally include the costs of VoIP call time purchased from CUSX and CUSH.

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

Cost of revenue from discontinued operation-QTC VoIP call time distribution

Costs of QTC VoIP call time distribution principally include the costs of VoIP call time purchased from CUSX and CUGD.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any.  Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable	Residual
	Life	Value

Network and office equipment	5 years	4%
Leasehold Improvements	5 years (Lease duration)

Expenditure for maintenance and repairs is expended as incurred.

Deferred Revenue

Payments received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue.

Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs were $105,448 and $0 for the year ended December 31, 2008 and 2007, respectively.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses were immaterial for the year ended December 31, 2008 and 2007, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $178,357  as of December 31, 2008, and $91,081 as of December 31, 2007.  The balance sheet amounts with the exception of equity at December 31, 2008 were translated at 6.85 RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the year ended December 31, 2008 and 2007 were 6.96 RMB and 7.61 RMB, respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

QTC did not make appropriation to the statutory surplus reserve fund and statutory public welfare fund in 2008 and 2007 due to losses.

In 2007, GRT made $92,424 appropriation to the statutory surplus reserve fund, and $46,212 to the statutory public welfare fund.  GRT did not make appropriation to the statutory surplus reserve fund and statutory public welfare fund in 2008 due to losses.

The following is a summary of changes in statutory reserves fund:

			Consolidation
	QTC	GRT	Adjustment	Total
Balance at January 1, 2006	$98,239	$-	(98,239)	$-
Appropriation to statutory surplus reserve fund	-	-		-
Appropriation to statutory public welfare fund	-	-		-
Balance at December 31, 2006	$98,239	$-		$-
Appropriation to statutory surplus reserve fund	-	92,424		92,424
Appropriation to statutory public welfare fund	-	46,212		46,212
Consolidation QTC from Oct. 24, 2007 through December 31, 2007	-	-	98,239	98,239
Balance at December 31, 2007	$98,239	$138,636		$236,875
Appropriation to statutory surplus reserve fund	-	-		-
Appropriation to statutory public welfare fund	-	-		-
Balance at December 31, 2008	$98,239	$138,636		$236,875

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Although the PRC Income Tax Law allows the enterprises to offset their future net income with operating losses carried forward, enterprise need approval from local tax authority before they can claim such tax benefit, and the outcome of the application is generally uncertain.  Therefore, the Managements established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the year ended December 31, 2008 and 2007, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008. The provisions of SFAS 157 are to be applied prospectively.

SFAS 157 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date).  Under SFAS 157, fair value measurements are not adjusted for transaction cost.  SFAS 157 provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

	Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

	Level 2:	Input other quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained

	Level 3:	Unobservable inputs. Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of FIN 48

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  In accordance with FIN 48, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

Adoption of SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2").  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required.  The partial adoption of FAS No. 157, as allowed by FSP FAS 157-2, did not have a material impact on the Company's financial position and results of operations.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective immediately, and includes prior period financial statements that have not yet been issued.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company did not elect the fair value option for any assets or liabilities that were not previously carried at fair value.  Accordingly, the adoption of SFAS 159 did not have a material impact on the Company’s financial position and results of operations.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The guidance will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adopting SFAS 162 on its financial statements.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”).  Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009.  SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination.  SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions.  Other areas related to business combinations that will require changes from current GAAP include:  contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others.  SFAS 160 will primarily impact the presentation of minority or noncontrolling interest holders.  The Management does not expect that the adoption of SFAS No. 141 (revised 2007) and SFAS No. 160 would have a material effect on the Company's financial position and results of operations.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,	December 31,
	2008	2007

GRT-Franchise fees receivable	$-	$204,399
Other accounts receivable	-	5,549
less: Allowance for bad debt	-	-
Accounts receivable, net	$-	$209,948

The majority of the Company’s sales are on open account terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of December 31, 2008 and 2007, respectively.

Note 6-	PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31,	December 31,
	2008	2007

Prepaid travel expenses	$-	$19,141
Prepaid telephone number usage fees	28,823	9,685
Advance to telecommunication carriers	43,769	-
Advance to purchase SIM cards	-	95,706
Advance to purchase equipment	302,005	246,100
	$374,597	$370,632

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	LONG-TERM INVESTMENT

Long-term investment consists of the following:

	December 31,		December 31,
	2008		2007
		Equity		Equity
		Ownership		Ownership
Description	Amount	Percentage	Amount	Percentage

Joint-venture with
Beijing Zhongheng Technology Co., Inc.	233,434	10%	-	-
	$233,434		$-

Joint-venture with Beijing Zhongheng Technology Co., Inc.

On October 9, 2008, GRT executed an agreement with Beijing Zhongheng Technology Co., Inc., pursuant to which, GRT agreed to invest $233,434 (RMB 1,600,000), and Beijing Zhongheng Technology agreed to invest $350,151 (RMB 2,400,000), totaling $584,855 (RMB 4,000,000) to establish a join-venture to sell international call-forwarding cards.  On October 21, 2008, GRT wired $233,434 (RMB 1,600,000) to Beijing Zhongheng Technology Co., Inc.

On November 25, 2008, the parties amended the agreement, pursuant to which both parties agreed that Beijing Zhongheng Technology Co., Inc. will increase its investment to $2,100,960 (RMB 14,400,000).  Accordingly, Beijing Zhongheng Technology Co., Inc. owns 90% equity ownership interest of the joint-venture and GRT owns the rest 10% equity ownership interest.  As the project is currently ongoing, the Management believes the amount invested approximates the fair value and uses the cost method to record this transaction.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-	PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	December 31,	December 31,
	2008	2007

Network and office equipment	$121,660	$20,079
Leasehold Improvements	324,603	304,192
	446,263	324,271

Less: Accumulated depreciation	(230,748)	(128,276)

Subtotal	215,515	195,995

Fixed Assets to be disposed	-	85,487

Total	$215,515	$281,482

Depreciation expense charged to operations was $83,357 and $28,533 for the year ended December 31, 2008 and 2007, respectively.

Note 9-	CONTRACT SECURITY DEPOSIT

Contract security deposit consists of the following:

	December 31,	December 31,
	2008	2007

Security deposit for GRT's
public phone distribution contract with CUBJ	$1,576	$1,367
Security deposit for GRT and Beijing Telecom'
Trust and Indemnity Agreement with Ms. Yianfang Jin *	87,538	82,033
	$89,114	$83,400

*On September 20, 2007, Ms. Yianfang Jin who owns a 98% equity ownership interest in GRT executed a Trust and Indemnity Agreements,  pursuant to which Ms. Jin assigned to Beijing Telecom all of the beneficial interest in her equity ownership interest in GRT, as more fully disclosed in Note 1.

Note 10-	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2008	2007

Employee benefit payable *	$17,546	$16,786
Accrued professional fees	36,121	42,762
	$53,667	$59,548

* Employee benefit payable was mainly carried forward from QTC.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	DEFERRED REVENUE

Deferred revenue consists of the following:

	December 31,	December 31,
	2008	2007

Advance from VoIP customers	$1,679	$1,079
	$1,679	$1,079

Note 12-	AGREEMENT SECURITY DEPOSIT

Agreement security deposit consists of the following:

	December 31,	December 31,
	2008	2007

Security deposit for the Business Transfer Agreement	$320,971	$1,079
	$320,971	$1,079

On October 18, 2008, GRT signed a “"Business Transfer Agreement" with Shanghai Zhen Guang Travel Agent and Shanghai North Travel Agent, pursuant to which, Shanghai Zhen Guang Travel Agent and Shanghai North Travel Agent agreed to acquire GRT’s call-forwarding operation in Shanghai area for $511,098 (RMB 3,500,000). On November 30, 2008, the parties agreed to increase the sales price to $729,480  (RMB 5,000,000) and the deal will be closed in December 2009.  On October 21, 2008, GRT received $291,792 (RMB 2,000,000) from Shanghai Zhen Guang Travel Agent, and $29,179 (RMB 200,000) from Shanghai North Travel Agent as security deposit for the agreement.

Note 13-	CONSULTANT FEES

Consultant fees consist of the following:

	For the Year Ended
	December 31,
	2008	2007

Investor relationship fees	$50,271	$-
Acquisition consultancy fees	312,000	-
PRC Legal consultant for acquisition	100,000	-
Amortization of costs of common stock issued for
compensation of consultant services (Note 18)	231,880	71,793
Other consultancy fees	12,233	-
	$706,384	$71,793

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	QTC SUPPLEMENTAL INCOME

During 2006 and 2005, QTC entered a non-exclusive distribution contract with China Unicom (Beijing) Limited (“CUBJ”) F/K/A China Netcom (Beijing) Corporation Limited to distribute its traditional fixed line call times.  The tariff was initially collected from end users by CUBJ, which in turn would pay QTC according to the percentage sharing as mentioned in the distribution agreement.  In January 2007, CUBJ notified the Company to terminate the distribution contract.  Based on the review of the implementation of the distribution contract, CUBJ agreed to pay a supplemental payment of $37,344 (RMB 260,000) to QTC.  QTC received this payment in June 2008.

Note 15-	RELATED PARTIES TRANSACTIONS

Compensation to Ms. Zheng Shuying, CEO

The Company paid $85,650 and $96,264 in cash to Ms. Zheng Shuying, CEO, as compensation for the year ended December 31, 2008 and 2007, respectively.

GRT Lease

GRT rents office premise at the market rate from Mr. Guoqing Xu, President of QTC.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $6,894 and $4,726 for the year ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, there was no outstanding balance due to Mr. Xu.  The future minimum lease payments for the leases are as follows at December 31, 2008:

The Year
December 31,

2009	$17,945
2010	9,629
$27,574

QTC Lease

QTC rents office premise at the market rate from Ms. Shuying Zheng, CEO.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $17,236 and $2,626 for the year ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, there was no outstanding balance due to Ms. Zheng.  The future minimum lease payments for the leases are as follows at December 31, 2008:

The Year
December 31,

2009	$17,508
2010	8,754
$26,262

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	SEGMENT REPORTING

GRT Operation

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

Summarized information by business segment for the year ended December 31, 2008 and 2007 is as follows:

	For the Year Ended
	December 31,
	2008	2007
REVENUE
GRT public telephone service	$16,265	$76,111
GRT network solution	-	113,749
GRT VoIP call time distribution	212,305	-
GRT sales of call forwarding cards	213,953	1,196,996
GRT franchise fees	-	527,753

COST OF SALES
GRT public telephone service	$22,981	$108,301
GRT network solution	-	24,287
GRT VoIP call time distribution	163,309	-
GRT sales of call forwarding cards	178,935	599,253
GRT franchise fees	-	-

GROSS PROFITS
GRT public telephone service	$(6,716)	$(32,190)
GRT network solution	-	89,462
GRT VoIP call time distribution	48,996	-
GRT sales of call forwarding cards	35,018	597,743
GRT franchise fees	-	527,753

TOTAL ASSETS OF GRT	$725,765	$926,886

Note17-	REVERSE STOCK SPLIT

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	COMMON STOCK

On August 20, 2007, the Company engaged a consultant, Jun Chen, for a period September 2007 through April 2008.  The consultant provides technical service to the Company.  The terms of the agreement are for the consultant to receive 1,080,000 shares of common stock valued at $0.11 per share, totaling $118,800, which should be amortized over the beneficial period.  Due to the reverse merger, we only recorded the consultant cost from the acquisition date, October 24, 2007, through December 31, 2007, which was $29,700. The consultant cost for the year ended December 31, 2008 was $59,400.

On August 20, 2007, the Company engaged a consultant, Bayaer, for a period August 28, 2007 through August 27, 2009.   The consultant provides the Company with legal service.  The terms of the agreement are for the consultant to receive 800,000 shares of common stock valued at $0.11 per share, totaling $88,000, which should be amortized over the beneficial period.  Due to the reverse merger, we only recorded the consultant cost from the acquisition date, October 24, 2007, through December 31, 2007, which was $7,333.  The consultant cost for the year ended December 31, 2008 was $44,000.

On August 21, 2007, the Company engaged a consultant, Jingli Yao,  for a period September 10, 2007 through September 9, 2008.   The consultant provides the Company with promotion service.  The terms of the agreement are for the consultant to receive 1,320,000 shares of common stock valued at $0.11 per share, totaling $145,200, which should be amortized over the beneficial period.  Due to the reverse merger, we only recorded the consultant cost from the acquisition date, October 24, 2007, through December 31, 2007, which was $24,200.  The consultant cost for the year ended December 31, 2008 was $96,800.

On August 22, 2007, the Company engaged a consultant, Minxian Zeng,  for a period August 22, 2007 through June 21, 2008.  The Company retained the consultant as a general coordinator.  The terms of the agreement are for the consultant to receive 480,000 shares of common stock valued at $0.11 per share, totaling $52,800, which should be amortized over the beneficial period.  Due to the reverse merger, we only recorded the consultant cost from the acquisition date, October 24, 2007, through December 31, 2007, which was $10,560.  The consultant cost for the year ended December 31, 2008 was $31,680.

On October 24, 2007 Smooth Global (China) completed the acquisition of all the registered capital stock of Smooth Global.  In exchange for the capital stock of Smooth Global, Smooth Global (China) issued 33,000,000 shares of its common stock to the prior owners of Smooth Global.  Since the stockholders of Smooth Global owned a majority of the outstanding shares of the Company's common stock immediately following the share exchange, this transaction was treated for accounting purposes as  a recapitalization and reverse merger.

Beijing Telecom Registered Capital Contribution

Upon formation of Beijing Telecom on June 28, 2007, $96,717 was contributed toward the registered capital.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19-	INCOME TAXES

The Company’s operating subsidiaries, QTC and GRT are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which a company generally is subject to an income tax at an effective rate of 33% (30% national income tax and 3% local income tax) on income as reported in its statutory financial statements after appropriate tax adjustments.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a. The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%;

 b. Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner.

In addition, the new EIT also grants tax holidays to entities operating in certain beneficial industries, such as the agriculture, fishing, and environmental protection. Entities in beneficial industries enjoy a three-year period tax exempt and a three-year period with 50% reduction in the income tax rates.

QTC Income Tax

QTC is subject to effective income tax rate of 25% beginning from January 1, 2008.

The provision for income taxes consists of the following:

	For the Year Ended
	December 31,
	2008	2007
Provision for US Income Tax	$-	$-
Provision for PRC income tax	-	-
Total provision for income taxes	$-	$-

The following table reconciles the US and PRC statutory rates to effective tax rate:

	For the Year Ended
	December 31,
	2008	2007
U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
China income taxes	25.00%	33.00%
Effect of tax holiday	-25.00%	-33.00%
Effective income tax rate	-	-

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19-	INCOME TAXES (continued)

GRT Income Tax

According to “Inland Revenue Law No. [2002] 208 from Finance Department”, if an entity employed a required number of unemployed labor force for a term of three years, it will be eligible to claim a full exemption from EIT , business taxes, city construction levy and education surcharge for a three-year period. GRT fulfilled the criteria and its tax exemption claim was approved by the Beijing Local Taxation Bureau (Shunyi Branch). As a result, GRT exempted from EIT from January 1, 2005 through December 31, 2007, and exempted from business taxes, city construction levy and education surcharge from January 1, 2006 to December 31, 2008.

The provision for income taxes consists of the following:

For the Year Ended
December 31,
	2008	2007

Provision for US Income Tax	$-	$-
Provision for PRC income tax	-	-
Total provision for income taxes	$-	$-

The following table reconciles the US and PRC statutory rates to GRT’s effective tax rate:

	For the Year Ended
	December 31,
	2008	2007

U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
China income taxes	25.00%	33.00%
Effect of tax holiday	-25.00%	-33.00%
Effective income tax rate	-	-

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20-	CONCENTRATIONS AND RISKS

(a) Major Suppliers

GRT signed non-exclusive agreements with CUSH and CUSX to facilitate the international call forwarding business and to distribute VoIP call time purchased from the carriers.  If the strategic relationship with either CUSH and CUSX is terminated or scaled-back, or if CUSH and CUSX alter the co-operative arrangements, GRT’s revenue from international call forwarding service and VoIP call time distribution might be adversely affected.

(b) Major Customer

GRT had a diversified customer basis for VoIP call time distribution. None of the customers counted for 5% or more of the total revenue from VoIP call time distribution in the year ended December 31, 2008 and 2007, respectively;

In the year ended December 31, 2008, one customer counted for 94% of the total revenue from sales of call forwarding card.  In the year ended December 31, 2007, GRT has a diversified customer basis for call forwarding card, and none of the customers counted for 5% or more of the sales of call forwarding card.

(c) Fluctuation in Revenue from Call Forwarding Service

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

Note 21-	COMMITMENTS AND CONTINGENCIES

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21-	COMMITMENTS AND CONTINGENCIES (continued)

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)            Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2008.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zheng Shuying	42	Chief Executive Officer, Chief Financial Officer, Director	2007
Liu Meifeng	47	Director	2007
Jin Guodong	59	Director	2007

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

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.   Officers serve at the discretion of the board of directors.

Audit Committee; Compensation Committee; Nominating Committee.

Due to the small size of our Board of Directors, we have not constituted an audit committee, a compensation committee or a nominating committee.  Decisions regarding nominations to the Board will be made by all currently-serving members of the Board.  For the same reason, we do not have an audit committee financial expert among the members of our Board of Directors.

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

ITEM 11.           EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid Smooth Global and its subsidiaries to Zheng Shuying, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2008, 2007 and 2006.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2008 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zheng Shuying	2008	$85,650	--	--	--	--
	2007	$96,264	--	--	--	--
	2006	$ 3,798	--	--	--	--

Employment Agreements

                 All of our executive officers are employed on an at-will basis.

Compensation of Directors

                 Employees who are also members of the Board of Directors are not additionally compensated for their services as a director.  We currently have no directors who are not also employees.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2008 and those options held by her on December 31, 2008.
Option Grants in the Last Fiscal Year

		Percent of total			Potential realizable
	Number of securities underlying option	options granted to employees in fiscal	Exercise Price	Expiration	value at assumed annual rates of appreciation for option term
	granted	year	($/Share)	Date	5%	10%
Zheng Shuying	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2008 and held by them unvested at December 31, 2008.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Zheng Shuying	--	--

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class

Zheng Shuying	20,000,000	2.1%
Liu Meifeng	0	--
Jin Guodong	1,700,000	4.4%

All officers and directors (3 persons)	21,700,000	56.5%
________________________________
(1) The address of each shareholder is Room 618, Building Hui An Xuan, +17 Anyuan Road, Chaoyang District, Beijing, P.R. China 100101.
(2) All shares are owned of record and beneficially.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

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

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Keith K. Zhen, CPA billed $47,000 to the Company for professional services rendered for the audit of fiscal 2008 financial statements and review of the financial statements included in fiscal 2008 10-QSB filings.  Keith K. Zhen, CPA billed $50,000 to the Company for professional services rendered for the audit of fiscal 2007 financial statements.

Audit-Related Fees

Keith K. Zhen, CPA billed $0 to the Company during 2008 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.  Keith K. Zhen, CPA billed $0 to the Company during 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.

Tax Fees

Keith K. Zhen, CPA billed $0 to the Company during 2008 for professional services rendered for tax compliance, tax advice and tax planning.  Keith K. Zhen, CPA billed $0 to the Company during 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Keith K. Zhen, CPA billed $0 to the Company in 2008 and $0 in  2007 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Keith K. Zhen, CPA.

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibit List

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
Zheng Shuying, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 14, 2009 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zheng Shuying
Zheng Shuying, Director,
Chief Executive Officer,
Chief Financial Officer

/s/ Liu Meifeng
Liu Meifeng, Director

/s/ Jin Guodong
Jin Guodong, Director