Form 10-Q
period 2009-03-31
Smooth Global (China) Holdings, Inc.
filed 2009-05-05
CIK 1077637

 U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes           No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer      Accelerated filer       Non-accelerated filer      Small reporting company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
May 4, 2009
Common Stock: 38,381,375 shares

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-29

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$46,366	$33,415
Prepaid expense (Note 6)	359,277	374,597

Total current assets	405,643	408,012

Property, Plant, and Equipment, net (Note 7)	195,451	215,515

Long-term Investment (Note 9)	233,727	233,434

Contract Security Deposit (Note 8)	89,226	89,114

Total Assets	$924,047	$946,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses (Note 10)	41,971	53,667
Taxes payable	1,230	34
Deferred revenue (Note 11)	1,242	1,679
Agreement security deposit (Note 12)	321,374	320,971
Due to officers (Note 13)	26,137	-
Total Current Liabilities	391,954	376,351

Commitments and Contingencies (Note 17)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 38,381,375 shares issued and outstanding as of March 31, 2009 and December 31, 2008	38,381	38,381
Additional paid-in capital	799,255	799,255
Unamortized contractual services costs	(18,333)	(29,333)
Statutory reserves	236,875	236,875
Retained earnings	(703,100)	(653,811)
Accumulated other comprehensive income	179,015	178,357
Stockholders' Equity	532,093	569,724

Total Liabilities and Stockholders' Equity	$924,047	$946,075

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues
(a) GRT public telephone service	$1,127	$5,144
(b) GRT network solution	-	-
(c) GRT VoIP call time distribution	22,131	88,950
(d) GRT sales of call forwarding cards	-	1,062
(e) Franchise Fees-GRT	-	-
Total Revenue	23,258	95,156

Costs of Revenue
(a) GRT public telephone service	1,217	8,386
(b) GRT network solution	-	-
(c) GRT VoIP call time distribution	14,571	74,078
(d) GRT sales of call forwarding cards	-	1,576
(e) Franchise Fees-GRT	-	-
Total Costs of Revenue	15,788	84,040

Gross Profit	7,470	11,116

Operating Expenses
Compensation to CEO	-	44,028
Payroll and employee benefit	7,768	12,995
Depreciation expenses	21,656	19,326
Office expenses	11,126	6,953
Repair and maintenance	-	518
Professional fees	5,048	4,000
Consultant fees (Note 14)	11,000	148,882
Travel and entertainment	181	20,654
Other general and administrative expenses	-	283
Total Operating Expenses	56,779	257,639

Income (Loss) from Operation	(49,309)	(246,523)

Other Income
Interest income	20	197
Total other income	20	197

Income (Loss) before provision for Income Tax	(49,289)	(246,326)

Provision for Income Tax	-	-

Income (Loss) from Continuing Operations	(49,289)	(246,326)

Loss from Discontinued Operations--VoIP Call Time Distribution of QTC	-	(5,280)

Net Income	(49,289)	(251,606)

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	658	62,033

Comprehensive Income (Loss)	$(48,631)	$(189,573)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)

Weighted average shares outstanding	38,381,375	38,381,375

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(49,289)	$(251,606)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	21,656	19,326
Deferred consultant compensation	11,000	107,690
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	-	(4,659)
(Increase)/Decrease in purchased SIM cards	-	403
(Increase)/Decrease in prepaid expenses	15,788	(262,401)
Increase/(Decrease) in accounts payable and accrued expenses	(3,217)	(24,047)
Increase/(Decrease) in deferred revenue	(439)	300
Increase/(Decrease) in taxes payable	1,196	(293)
Net cash provided (used) by operating activities	(3,305)	(415,287)

Investing Activities

Investment in subsidiary	-	(61,212)
Purchase of fixed assets	(1,329)	-
Net cash (used) by investing activities	(1,329)	(61,212)

Financing Activities

Loans from shareholders	17,529	-
Net cash provided (used) by financing activities	17,529	-

Increase (decrease) in cash	12,895	(476,499)
Effects of exchange rates on cash	56	52,237
Cash at beginning of the period	33,415	521,016
Cash at end of the period	$46,366	$96,754

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

The consolidated financial statements of Smooth Global (China) Holdings, Inc. and subsidiaries ( the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.   In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2008.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	ORGANIZATION AND OPERATIONS (continued)

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	ORGANIZATION AND OPERATIONS (continued)

Discontinued Operation (continued)

Losses from discontinued operation consist of the following:

	For The Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Losses from discontinued operation
Revenue from discontinued operation-
QTC VoIP call time distribution	$-	$2,977
Costs of revenue from discontinued operation-
QTC VoIP call time distribution	-	(8,257)
Losses from discontinued operation	-	(5,280)
Loss of disposal of fixed assets	-	-
Income taxes	-	-
Losses on discontinued operation	$-	$(10,560)

Assets to be disposed consist of the following:
	March 31,	December 31,
	2009	2008
	(unaudited)
Cost of fixed assets to be disposed of	$-	$190,437
Accumulated depreciation of fixed assets to be disposed of	-	(104,950)
	$-	$85,487

Note 3-	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred a loss of $1,155,287 in the year ended December 31, 2008.  This amount is significant compared with the Company's shareholders' equity.   Additionally, the Company continued to incurred a loss of $49,289 for the three months ended March 31, 2009.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	Control by Principal Stockholders

The chief executive officer owns beneficially and in the aggregate, the majority of the voting power of the Company. Accordingly, the chief executive officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Note 5-	SIGNIFICANT ACCOUNTING POLICIES

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue that GRT recognized from franchise fees and training fees was $0 and $0 for the three months ended March 31, 2009 and 2008, respectively.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cost of revenue from discontinued operation-QTC VoIP call time distribution

Costs of QTC VoIP call time distribution principally include the costs of VoIP call time purchased from CUSX and CUGD.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs were immaterial for the three months ended March 31, 2009 and 2008, respectively.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses were immaterial for the three months ended March 31, 2009 and 2008, respectively.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currencies Translation (continued)

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to 179,015  as of March 31, 2009, and $178,357 as of December 31, 2008.  The balance sheet amounts with the exception of equity at March 31, 2009 were translated at 6.84 RMB to $1.00 USD as compared to 6.85 RMB at December 31, 2008. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended March 31, 2009 and 2008 were 6.85 RMB and 7.15 RMB, respectively.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company makes appropriations to these three reserve funds at the fiscal year end pursuit to  PRC GAAP.  Accordingly, the Company made no appropriations for the three months ended March 31, 2009 and 2008, respectively.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2009 and 2008, respectively.

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

	Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:
Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Adoption of SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2").  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required, and effective January 1, 2009 for all non-financial assets and non-financial liabilities as allowed by FSP FAS 157-2.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Adoption of SFAS No. 160 and SFAS 141R

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”).  Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009.  SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination.  SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions.  Other areas related to business combinations that will require changes from current GAAP include:  contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others.  SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders.  The Company adopted SFAS No. 141 (revised 2007) and SFAS No. 160 on January 1, 2009. There was no material impact on the Company’s financial position and results of operations upon adoption, and their effects on future periods will depend on the nature and significance of business combinations subject to these statements.

Adoption of SFAS No. 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161, which is effective January 1, 2009, requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities.  The adoption of SFAS No. 161 did not have a material effect on the Company’s financial position and results of operations.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of FSP FAS 142-3

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  The adoption of FSP FAS 142-3 did not have a material effect on the Company’s financial position and results of operations.

Adoption of FSP No. EITF 03-6-1

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively.  The adoption of FSP No. EITF 03-6-1 did not have a material effect on the Company’s financial position and results of operations.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009.  The Management does not expect that the adoption of this FSP would have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009.  The Management does not expect that the adoption of this FSP would have a material effect on the Company’s financial position and results of operations.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009.  The Management does not expect that the adoption of this FSP would have a material effect on the Company’s financial position and results of operations.

Note 6-	PREPAID EXPENSES

Prepaid expenses consists of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Prepaid telephone number usage fees	$27,643	$28,823
Advance to telecommunication carriers	29,251	43,769
Advance to purchase equipment *	302,383	302,005
	$359,277	$374,597

* Advance to purchase equipment represents cash payments to three venders to purchase telecommunication equipments which will be used in the Company's new business lines. These equipments must go through testing before they can be put into service. These payments represent partial of the purchase price and Management believes that the amount paid approximates the fair value based on the progress of the testing.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	March 31,	December 31,
	2009	2008
	(unaudited)

Network and office equipment	$123,139	$121,660
Leasehold Improvements	325,010	324,603
	448,149	446,263

Less: Accumulated depreciation	(252,698)	(230,748)

Total	$195,451	$215,515

Depreciation expense charged to operations was $21,656 and $19,326 for the three months ended March 31, 2009 and 2008, respectively.

Note 8-	CONTRACT SECURITY DEPOSIT

Contract security deposit consists of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)
Security deposit for GRT's
public phone distribution contract with CUBJ	$1,578	$1,576
Security deposit for GRT and Beijing Telecom'
Trust and Indemnity Agreement with Ms. Yianfang Jin *	87,648	87,538
	$89,226	$89,114

*On September 20, 2007, Ms. Yianfang Jin who owns a 98% equity ownership interest in GRT executed a Trust and Indemnity Agreements, pursuant to which Ms. Jin assigned to Beijing Telecom all of the beneficial interest in her equity ownership interest in GRT, as more fully disclosed in Note 2.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	LONG-TERM INVESTMENT

Long-term investment consists of the following:

	March 31,		December 31,
	2009		2008
	(unaudited)

		Equity		Equity
		Ownership		Ownership
Description	Amount	Percentage	Amount	Percentage

Joint-venture with
Beijing Zhongheng Technology Co., Inc.	233,727	10%	233,434	10%
	$233,727		$233,434

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-	ACCRUED EXPENSES

Accrued expenses consists of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Employee benefit payable *	$17,577	$17,546
Accrued professional fees	24,394	36,121
	$41,971	$53,667

* Employee benefit payable was mainly carried forward from QTC.

Note 11-	DEFERRED REVENUE

Deferred revenue consists of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Advance from VoIP customers	$1,242	$1,679
	$1,242	$1,679

Note 12-	AGREEMENT SECURITY DEPOSIT

Agreement security deposit consists of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Security deposit for the Business Transfer Agreement	$321,374	$320,971
	$321,374	$320,971

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	DUE TO OFFICERS

Due to officers consists of the following:

		March 31,	December 31,
		2009	2008
		(unaudited)

(1)	Due to Ms. Shuying Zheng	$17,592	$-
(2)	GRT Office rent due to Mr. Guoqing Xu	4,163	-
(3)	QTC Office rent due to Ms. Shuying Zheng	4,382	-
		$26,137	$-

(1)	Due to Ms. Shuying Zheng

Due to Ms. Shuying Zheng, CEO of the Company, represents loans from Ms. Zheng to finance the Company's operations due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from these activities are classified as cash flows from financing activities.

(2)	GRT Lease

GRT rents office premise at the market rate from Mr. Guoqing Xu, President of QTC.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $4,163 and $1,677 for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, there was an outstanding balance of $4,163 due to Mr. Xu.

(3)	QTC Lease

QTC rents office premise at the market rate from Ms. Shuying Zheng, CEO.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $4,382 and $4,193 for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, there was an outstanding balance of $4,382 due to Ms. Zheng.

	For the Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)

Acquisition consultancy fees	$-	$33,000
Amortization of costs of common stock issued for
compensation of consultant services	11,000	107,690
Other consultancy fees	-	8,192
	$11,000	$148,882

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	SEGMENT REPORTING

GRT Operation

For the three months ended March 31, 2009 and 2008, GRT operates in four reportable business segments that are determined based upon differences in products and services. GRT does not allocate any operating expenses or assets to its four business segments as management does not use this information to measure the performance of the operating segments. Certain costs of revenues are shared between business segments.  Also, no measures of assets by segment are reported and used by the chief operating decision maker. Hence, GRT has not made disclosure of total assets by reportable segments.

Summarized information by business segment for the three months ended March 31, 2009 and 2008 is as follows:

	For the Three Months Ended
	March 31,
	2009	2008
REVENUE
GRT public telephone service	$1,127	$5,144
GRT network solution	-	-
GRT VoIP call time distribution	22,131	88,950
GRT sales of call forwarding cards	-	1,062

COST OF SALES
GRT public telephone service	$1,217	$8,386
GRT network solution	-	-
GRT VoIP call time distribution	14,571	74,078
GRT sales of call forwarding cards	-	1,576

GROSS PROFITS
GRT public telephone service	$(90)	$(3,242)
GRT network solution	-	-
GRT VoIP call time distribution	7,560	14,872
GRT sales of call forwarding cards	-	(514)

TOTAL ASSETS OF GRT	$710,821	$848,795

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	CONCENTRATIONS AND RISKS

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

Note 17-	COMMITMENTS AND CONTINGENCIES

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

Results of Operations

On October 24, 2007 we acquired beneficial ownership of Beijing GRT Information Services Limited (“Beijing GRT”).  Because we issued approximately 86% of our equity in exchange for ownership of Beijing GRT and because the assets of Beijing GRT substantially exceeded our assets before the acquisition, we have classified the acquisition as a reverse merger for accounting purposes.

In August 2008 we decided to terminate the operations of Beijing QTC.   Beijing QTC had been primarily involved in the business of operating public payphones, but also generated revenue by marketing internet phone systems.  We chose to replace Beijing QTC as the focus of our operations in 2008 because we saw that business waning. The primary reasons for the reduction were:

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

The other business of Beijing QTC had been its distribution of internet VoIP phone systems.  In August 2008 management of Beijing QTC decided to terminate that business as well due to languishing revenue. As a result, the revenue and expenses of Beijing QTC for the three months ended March 31, 2008 are summarized as “Loss from Discontinued Operations – VoIP Call Time Distribution of QTC” on our Consolidated Statements of Operations and Other Comprehensive Income.

The acquisition of Beijing GRT provided the Company with a brief period of profitability in 2007.  During 2007 we recorded $1,914,609 in revenue, most of which was recorded in the 4th quarter and most of which was attributable to the international call forwarding business of Beijing GRT:  $1,196,996 from our sale of SIM cards and an additional $527,753 in fees paid by our franchisees.  Beijing GRT achieved the above success in operating the call forwarding business in Shanghai area only, which signifies the market potential to develop this business nationwide in China.

In 2008, our Management made the decision to relocate our call forwarding business from the Shanghai area to Beijing. As a result, we realized no revenue from the sale of call forwarding cards, nor did we receive revenue from the sale of franchises during the first three months  of 2009, compared to revenue of $1,062 from the sale of call forwarding cards during the first quarter of 2008.

As a result of the above business relocation decision, our management decided to sell the Shanghai operations of our call forwarding business. On October 18, 2008, GRT signed a “Business Transfer Agreement” with Shanghai Zhen Guang Travel Agent and Shanghai North Travel Agent, pursuant to which Shanghai Zhen Guang Travel Agent and Shanghai North Travel Agent agreed to acquire GRT’s call-forwarding operation in Shanghai area for $511,098 (RMB 3,500,000). On November 30, 2008 the parties agreed to increase the sales price to $729,480 (RMB 5,000,000).  On October 21, 2008, GRT received $291,792 (RMB 2,000,000) from Shanghai Zhen Guang Travel Agent, and $29,179 (RMB 200,000) from Shanghai North Travel Agent as a security deposit for the agreement. The deal is expected to close at the end of 2009.  The proceeds of the sale will be used to revitalize our international call forwarding business in its new Beijing location.

Our Management expects that this relocation will revitalize our company for the following reasons:

▪	as the capital of China, Beijing attracts 80-90% of foreign tourists traveling to China, and thus has a much larger potential customer bases than Shanghai;

▪	our executive offices and connections are based in Beijing, which would substantially reduce our operational cost and improve our profitability.

Because our international call forwarding business was dormant during the three months ended March 31, 2009, most of our revenue arose from another of our telecommunications services:  VoIP call time distribution.  GRT entered this business in January 2008 by contracting with China Netcom (Shaoxing) Corporation Limited and with China Netcom (Shanghai) Corporation Limited.  Those two carries sell us usage units on their VoIP systems, which we in turn sell to customers who link to the systems through our servers.  The sale of VoIP time yielded $22,131 in revenue during the first three months of 2009.  We expect this portion of our business to remain stable in the future.

Because of the strategic change in our call forwarding business, our operating expenses were significantly greater than our revenue in the three months ended March 31, 2009.  Primary among the components of operating expenses was consulting fees of $11,000 during the three months, compared to that of $148,882 during the three months ended March 31, 2009. The consulting fees resulted from four contracts that we entered in August and September 2007 with consultants who were assisting us in rebuilding our company’s business.  To compensate these individuals we issued them shares of our common stock, which had a market value of $404,800.  We are expensing that amount over the lives of the four contracts, which range from nine months to two years.

On the other hand, entering the first quarter of 2009, we made many efforts to reduce our operating expenses. Compared to the $44,028 compensation to our CEO during the three months ended March 31, 2008, none was paid to her during the three months ended March 31, 2009. We also reduced our expenses for payroll and employee benefit from $12,995 for the first quarter of 2008 to $7,768 for the quarter of 2009. Likewise, the travel and entertainment expenses were reduced to $181 during the first three months of 2009, a substantial decrease from $20,654 spent during the first quarter of 2008.

Due to our efforts to reduce our operating expenses in 2009, the net loss we incurred during the three months ended March 31, 2009 was reduced by 80.4% to $49,289 from $251,606 during the three months ended March 31, 2008. Based on the reasons described above, we expect our commencement of the call forwarding business in Beijing to bring our company back to profitability in the future. The losses will provide us a future tax benefit.  However, because there is no certainty that we will realize taxable income in the future, we did no record any deferred tax benefit as a result of the loss.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first three months of 2009, the effect of converting our financial results to Dollars was to add $658 to our comprehensive income.

Liquidity and Capital Resources

Due to our efforts to reduce our operating expenses, our operations used only $3,305 in cash during the first three months of 2009, compared to $415,287 in cash that we used in the first three months of 2008.  As a result, a loan of $17,529 by our CEO enabled us to increase our cash position by 39% to $46,366 at March 31, 2009, from $33,415 on December 31, 2008.

Establishing our several telecommunications businesses in the public consciousness will cost money.  At March 31, 2009 we had only $46,366 in cash on our balance sheet.  Our plan, however, is to eventually expand our operations by opening additional sales offices throughout China, and hiring additional sales personnel to staff the offices.  Fulfillment of this goal, however, will depend on our ability to obtain financing.

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

The success of our international call forwarding services will depend on continuation and expansion of trends in travel by the people of China developed in the past few years.  Those travel habits depended, in turn, on the growth in business activity and disposable income in China during the same period.  Currently, as a result of the worldwide recession, there is a downturn in business activity in China.  This may reduce the market for our services.  In addition, if business in China continues to wane, China itself could experience a recession.    The occurrence of a recession would significantly hinder our efforts to implement our business plan.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’ system of disclosure controls and procedures was effective as of March 31, 2009 for the purposes described in this paragraph.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.

Date: May 4, 2009	By:	/s/ Zheng Shuying
Zheng Shuying, Chief Executive Officer
and Chief Financial Officer