Form 10-Q
period 2009-06-30
Smooth Global (China) Holdings, Inc.
filed 2009-08-12
CIK 1077637

 U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes  X                    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes         No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer        Accelerated filer          Non-accelerated filer        Small reporting company  X
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                  No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
August 10, 2009
Common Stock: 38,381,375 shares

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-29

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$24,036	$33,415
Prepaid expense (Note 6)	367,270	374,597
Total current assets	391,306	408,012

Property, Plant, and Equipment, net (Note 7)	173,777	215,515

Long-term Investment (Note 9)	233,754	233,434

Contract Security Deposit (Note 8)	89,119	89,114

Total Assets	$887,956	$946,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses (Note 10)	24,243	53,667
Taxes payable	1,367	34
Deferred revenue (Note 11)	1,242	1,679
Agreement security deposit (Note 12)	321,412	320,971
Due to officers (Note 13)	64,047	-
Total Current Liabilities	412,311	376,351

Commitments and Contingencies (Note 17)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
38,381,375 shares issued and outstanding as of
June 30, 2009 and December 31, 2008	38,381	38,381
Additional paid-in capital	799,255	799,255
Unamortized contractual services costs	(7,333)	(29,333)
Statutory reserves	236,875	236,875
Retained earnings	(770,710)	(653,811)
Accumulated other comprehensive income	179,177	178,357
Stockholders' Equity	475,645	569,724

Total Liabilities and Stockholders' Equity	$887,956	$946,075

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
(a) GRT public telephone service	$473	$2,389	$1,600	$7,533
(b) GRT VoIP call time distribution	18,921	10,886	41,052	99,836
(c) GRT sales of call forwarding cards	-	11,607	-	12,669
Total Revenue	19,394	24,882	42,652	120,038

Costs of Revenue
(a) GRT public telephone service	2,679	5,046	3,896	13,432
(b) GRT VoIP call time distribution	13,001	10,756	27,572	84,834
(c) GRT sales of call forwarding cards	-	5,371	-	6,947
Total Costs of Revenue	15,680	21,173	31,468	105,213

Gross Profit	3,714	3,709	11,184	14,825

QTC Supplemental Income (Note 13)		36,761		36,761

Operating Expenses
Compensation to CEO	-	-	-	44,538
Payroll and employee benefit	6,803	11,900	14,571	24,895
Depreciation expenses	21,714	21,271	43,370	40,597
Office expenses	14,594	7,685	25,720	14,638
Repair and maintenance	167	6	167	524
Professional fees	12,626	26,071	17,674	30,071
Consultant fees (Note 14)	11,000	111,085	22,000	259,967
Travel and entertainment	2,734	19,254	2,915	39,908
Other general and administrative expenses	1,705	1,265	1,705	1,038
Total Operating Expenses	71,343	198,537	128,122	456,176

Income (Loss) from Operation	(67,629)	(158,067)	(116,938)	(404,590)

Other Income
Interest income	19	84	39	281
Total other income	19	84	39	281

Income (Loss) before provision
for Income Tax	(67,610)	(157,983)	(116,899)	(404,309)

Provision for Income Tax	-	-	-	-

Income (Loss) from Continuing Operations	(67,610)	(157,983)	(116,899)	(404,309)

Loss from Discontinued Operations--
VoIP Call Time Distribution of QTC	-	(5,584)	-	(10,864)

Net Income	(67,610)	(163,567)	(116,899)	(415,173)

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	162	22,885	820	84,918

Comprehensive Income (Loss)	$(67,448)	$(140,682)	$(116,079)	$(330,255)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	38,381,375	38,381,375	38,381,375	38,381,375

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(116,899)	$(415,173)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	43,370	40,597
Deferred consultant compensation	22,000	185,680
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	-	116,964
(Increase)/Decrease in purchased SIM cards	-	403
(Increase)/Decrease in prepaid expenses	7,843	(329,490)
Increase/(Decrease) in accounts payable and accrued expenses	(29,504)	(35,271)
Increase/(Decrease) in deferred revenue	(439)	6,672
Increase/(Decrease) in taxes payable	1,333	(307)
Net cash provided (used) by operating activities	(72,296)	(429,925)

Investing Activities

Investment in subsidiary	-	(106,835)
Purchase of fixed assets	(1,329)	(5,082)
Net cash (used) by investing activities	(1,329)	(111,917)

Financing Activities

Loans from shareholders	64,003	-
Net cash provided (used) by financing activities	64,003	-

Increase (decrease) in cash	(9,623)	(541,842)
Effects of exchange rates on cash	244	74,860
Cash at beginning of the period	33,415	521,016
Cash at end of the period	$24,036	$54,034

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

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

(b) GRT VoIP Call Time Distribution

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

(c) GRT International Call Forwarding Service

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

Discontinued Operation (continued)

Losses from discontinued operation consist of the following:

	For The Six Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)
Losses from discontinued operation
Revenue from discontinued operation-
QTC VoIP call time distribution	$-	$4,143
Costs of revenue from discontinued operation-
QTC VoIP call time distribution	-	(15,007)
Losses from discontinued operation	-	(10,864)
Loss of disposal of fixed assets	-	-
Income taxes	-	-
Losses on discontinued operation	$-	$(21,728)

Assets to be disposed consist of the following:
	June 30,	December 31,
	2009	2008
	(unaudited)
Cost of fixed assets to be disposed of	$-	$190,437
Accumulated depreciation of fixed assets to be disposed of	-	(104,950)
	$-	$85,487
Note 3-	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred a loss of $1,155,287 in the year ended December 31, 2008.  This amount is significant compared with the Company's shareholders' equity.   Additionally, the Company continued to incurred a loss of $115,197 for the six months ended June 30, 2009.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China" ("PRC GAAP").  Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP.  The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial.

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 11, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

(b) GRT VoIP Call Time Distribution

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

(c) International Call Forwarding Service

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

(b) GRT VoIP Call Time Distribution

Costs of VoIP call time distribution principally include the costs of VoIP call time purchased from CUSX and CUSH.

(c) International Call Forwarding Service

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

Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs were immaterial for the six months ended June 30, 2009 and 2008, respectively.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses were immaterial for the six months ended June 30, 2009 and 2008, respectively.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to 179,177  as of June 30, 2009, and $178,357 as of December 31, 2008.  The balance sheet amounts with the exception of equity at June 30, 2009 were translated at 6.84 RMB to $1.00 USD as compared to 6.85 RMB at December 31, 2008. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the six months ended June 30, 2009 and 2008 were 6.84 RMB and 7.07 RMB, respectively.

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

The Company makes appropriations to these three reserve funds at the fiscal year end pursuit to  PRC GAAP.  Accordingly, the Company made no appropriations for the six months ended June 30, 2009 and 2008, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the six months ended June 30, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification” (the "Codification"). The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Management does not expect that the adoption of SFAS No. 168 would have a material effect on the Company’s financial position and results of operations.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under SFAS No. 167, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. SFAS No. 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  Earlier application is prohibited. The Management does not expect that the adoption of SFAS No. 167 would have a material effect on the Company’s financial position and results of operations.

In June, 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets". SFAS No. 166 is a revision to FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. FASB No. 166must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application is prohibited.  The Management does not expect that the adoption of SFAS No. 166 would have a material effect on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 had no material impact on  the Company’s financial position and results of operations.

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material effect on the Company’s financial position and results of operations.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for its quarter ended June 30, 2009.  The adoption of this FSP did not have a material effect on the Company’s financial position and results of operations.

Note 6-	PREPAID EXPENSES

Prepaid expenses consists of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)

Prepaid telephone number usage fees	$26,428	$28,823
Advance to telecommunication carriers	38,423	43,769
Advance to purchase equipment *	302,419	302,005
	$367,270	$374,597

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	June 30,	December 31,
	2009	2008
	(unaudited)

Network and office equipment	$123,157	$121,660
Leasehold Improvements	325,048	324,603
	448,205	446,263

Less: Accumulated depreciation	(274,428)	(230,748)

Total	$173,777	$215,515

Depreciation expense charged to operations was $43,370 and $40,597 for the six months ended June 30, 2009 and 2008, respectively.

Note 8-	CONTRACT SECURITY DEPOSIT

Contract security deposit consists of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
Security deposit for GRT's
public phone distribution contract with CUBJ	$1,461	$1,576
Security deposit for GRT and Beijing Telecom'
Trust and Indemnity Agreement with Ms. Yianfang Jin *	87,658	87,538

	$89,119	$89,114

*On September 20, 2007, Ms. Yianfang Jin who owns a 98% equity ownership interest in GRT executed a Trust and Indemnity Agreements,  pursuant to which Ms. Jin assigned to Beijing Telecom all of the beneficial interest in her equity ownership interest in GRT, as more fully disclosed in Note 2.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	LONG-TERM INVESTMENT

Long-term investment consists of the following:

	June 30,		December 31,
	2009		2008
	(unaudited)

		Equity		Equity
		Ownership		Ownership
Description	Amount	Percentage	Amount	Percentage

Joint-venture with
Beijing Zhongheng Technology Co., Inc.	233,754	10%	233,434	10%
	$233,754		$233,434

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-	ACCRUED EXPENSES

Accrued expenses consists of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)

Employee benefit payable *	$16,003	$17,546
Accrued professional fees	8,240	36,121
	$24,243	$53,667

* Employee benefit payable was mainly carried forward from QTC.

Note 11-	DEFERRED REVENUE

Deferred revenue consists of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)

Advance from VoIP customers	$1,242	$1,679
	$1,242	$1,679

Note 12-	AGREEMENT SECURITY DEPOSIT

Agreement security deposit consists of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)

Security deposit for the Business Transfer Agreement	$321,412	$320,971
	$321,412	$320,971

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	DUE TO OFFICERS

Due to officers consists of the following:

		June 30,	December 31,
		2009	2008
		(unaudited)

(1)	Due to Ms. Shuying Zheng	$45,243	$-
(2)	GRT Office rent due to Mr. Guoqing Xu	10,038	-
(3)	QTC Office rent due to Ms. Shuying Zheng	8,766	-
		$64,047	$-

(1)	Due to Ms. Shuying Zheng

Due to Ms. Shuying Zheng, CEO of the Company, represents loans from Ms. Zheng to finance the Company's operations due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from these activities are classified as cash flows from financing activities.

(2)	GRT Lease

GRT rents office premise at the market rate from Mr. Guoqing Xu, President of QTC.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $10,038 and $3,492 for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, there was an outstanding balance of $10,038 due to Mr. Xu.

(3)	QTC Lease

QTC rents office premise at the market rate from Ms. Shuying Zheng, CEO.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $8,766 and $8,483 for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, there was an outstanding balance of $8,766 due to Ms. Zheng.

Note 14-	CONSULTANT FEES

Consultant fees consist of the following:

	For the Six Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)

Amortization of costs of common stock issued for
compensation of consultant services	$22,000	$251,680
Other consultancy fees	-	8,287
	$22,000	$259,967

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	SEGMENT REPORTING

GRT Operation

For the six months ended June 30, 2009 and 2008, GRT operates in three reportable business segments that are determined based upon differences in products and services. GRT does not allocate any operating expenses or assets to its four business segments as management does not use this information to measure the performance of the operating segments. Certain costs of revenues are shared between business segments.  Also, no measures of assets by segment are reported and used by the chief operating decision maker. Hence, GRT has not made disclosure of total assets by reportable segments.

Summarized information by business segment for the six months ended June 30, 2009 and 2008 is as follows:

	For the Six Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)
REVENUE
GRT public telephone service	$1,600	$7,533
GRT VoIP call time distribution	41,052	99,836
GRT sales of call forwarding cards	-	12,669

COST OF SALES
GRT public telephone service	$3,896	$13,432
GRT VoIP call time distribution	27,572	84,834
GRT sales of call forwarding cards	-	6,947

GROSS PROFITS
GRT public telephone service	$(2,296)	$(5,899)
GRT VoIP call time distribution	13,480	15,002
GRT sales of call forwarding cards	-	5,722

TOTAL ASSETS OF GRT	$711,512	$821,142

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	CONCENTRATIONS AND RISKS

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

The other business of Beijing QTC had been its distribution of internet VoIP phone systems.  In August 2008 management of Beijing QTC decided to terminate that business as well due to languishing revenue. As a result, the revenue and expenses of Beijing QTC for the three and six month periods ended June 30, 2008 are summarized as “Loss from Discontinued Operations – VoIP Call Time Distribution of QTC” on our Consolidated Statements of Operations and Other Comprehensive Income.

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

In 2008, our Management made the decision to relocate our call forwarding business from the Shanghai area to Beijing. As a result, we realized no revenue from the sale of call forwarding cards, nor did we receive revenue from the sale of franchises during the first six months of 2009, compared to revenue of $12,669 from the sale of call forwarding cards during the six months of 2008.

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

Because our international call forwarding business was dormant during the three and six months ended June 30, 2009, most of our revenue arose from another of our telecommunications services:  VoIP call time distribution.  GRT entered this business in January 2008 by contracting with China Netcom (Shaoxing) Corporation Limited and with China Netcom (Shanghai) Corporation Limited.  Those two carries sell us usage units on their VoIP systems, which we in turn sell to customers who link to the systems through our servers.  The sale of VoIP time yielded $41,052 in revenue during the first six months of 2009, and $18,921 for the quarter ended June 30, 2009.  We expect this portion of our business to remain stable in the future.

Because of the strategic change in our call forwarding business, our operating expenses were significantly greater than our revenue in the six months and three months ended June 30, 2009.  Primary among the components of operating expenses was consulting fees of $22,000 during the six months ended June 30, 2009 and $11,000 during three months ended June 30, 2009, compared to that of $259,967 during the six months ended June 30, 2008 and $111,085 during the three months ended June 30, 2008. The consulting fees resulted from four contracts that we entered in August and September 2007 with consultants who were assisting us in rebuilding our company’s business.  To compensate these individuals we issued them shares of our common stock, which had a market value of $404,800.  We are expensing that amount over the lives of the four contracts, which range from nine months to two years.

On the other hand, our operating expenses were substantially reduced to $128,122 during the six months ended June 30, 2009, a decrease of 72% from $ 456,176 during the six months ended June 30, 2008. Likewise, our operating expenses for the three months ended June 30, 2009 were reduced to $71,343, a 64.8% decrease from $198,537 during the three months ended June 30, 2008. Compared to the $44,538 compensation to our CEO during the six months (none during the three months) ended June 30, 2008, none was paid to her during the six months  ended June 30, 2009. We also reduced our expenses for payroll and employee benefit from $24,895 for the six months ($11,900 during the three months) ended June 30, 2008 to $14,571 for the six months ($6,803 during the three months) ended June 30, 2009. Likewise, the travel and entertainment expenses were reduced to $2,915 during the six months ($2,734 during the three months) ended June 30, 2009, a substantial decrease from $39,908 spent during the six months ($19,254 during the three months) ended June 30, 2008.

Due to our efforts to reduce our operating expenses in 2009, the net loss we incurred during the six months ended June 30, 2009 was reduced by 71.5% to $116,938 from $404,590 during the six months ended June 30, 2008. Likewise, the net loss we incurred during the three months ended June 30, 2009 was reduced by 57% to $67,629 from $158,067 during the three months ended June 30, 2008. Based on the reasons described above, we expect our commencement of the call forwarding business in Beijing to bring our company back to profitability in the future. The losses will provide us a future tax benefit.  However, because there is no certainty that we will realize taxable income in the future, we did not record any deferred tax benefit as a result of the loss.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six and three months ended June 30, 2009, the effect of converting our financial results to Dollars was to add $820 and $162, respectively, to our comprehensive income.

Liquidity and Capital Resources

Due to our efforts to reduce our operating expenses, our operations used only $72,296 in cash during the six months ended June 30, 2009, compared to $429,925 in cash that we used during the six months ended June 30, 2008.

Establishing our several telecommunications businesses in the public consciousness will cost money.  At June 30, 2009 we had only $24,036 in cash on our balance sheet.  Our plan, however, is to eventually expand our operations by opening additional sales offices throughout China, and hiring additional sales personnel to staff the offices.  Fulfillment of this goal, however, will depend on our ability to obtain financing.

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

ITEM 3                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’ system of disclosure controls and procedures was effective as of June 30, 2009 for the purposes described in this paragraph.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.

Date: August 11, 2009	By:	/s/ Zheng Shuying
Zheng Shuying, Chief Executive Officer
and Chief Financial Officer