Form 10-Q
period 2009-09-30
Smooth Global (China) Holdings, Inc.
filed 2009-11-13
CIK 1077637

 U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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
November 12, 2009
Common Stock: 38,381,375 shares

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-25

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$17,193	$33,415
Prepaid expense (Note 6)	366,439	374,597
Total current assets	383,632	408,012

Property, Plant, and Equipment, net (Note 7)	152,297	215,515

Long-term Investment (Note 9)	234,000	233,434

Contract Security Deposit (Note 8)	89,213	89,114

Total Assets	$859,142	$946,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses (Note 10)	33,051	53,667
Taxes payable	974	34
Deferred revenue (Note 11)	-	1,679
Agreement security deposit (Note 12)	321,750	320,971
Due to officers (Note 13)	76,783	-
Total Current Liabilities	432,558	376,351

Commitments and Contingencies (Note 17)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
38,381,375 shares issued and outstanding as of September 30, 2009 and December 31, 2008	38,381	38,381
Additional paid-in capital	799,255	799,255
Unamortized contractual services costs	-	(29,333)
Statutory reserves	236,875	236,875
Retained earnings	(819,614)	(653,811)
Accumulated other comprehensive income	171,687	178,357
Stockholders' Equity	426,584	569,724

Total Liabilities and Stockholders' Equity	$859,142	$946,075

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
(a) GRT public telephone service	$-	$3,894	$1,600	$11,427
(b) GRT VoIP call time distribution	16,595	46,774	57,647	146,610
(c) GRT sales of call forwarding cards	-	133	-	12,802
Total Revenue	16,595	50,801	59,247	170,839

Costs of Revenue
(a) GRT public telephone service	1,219	5,142	5,115	18,574
(b) GRT VoIP call time distribution	11,694	32,328	39,266	117,162
(c) GRT sales of call forwarding cards	-	1,263	-	8,210
Total Costs of Revenue	12,913	38,733	44,381	143,946

Gross Profit	3,682	12,068	14,866	26,893

QTC Supplemental Income (Note 13)				37,149

Operating Expenses
Compensation to CEO	-	-	-	45,007
Payroll and employee benefit	7,028	9,747	21,599	34,642
Depreciation expenses	21,655	21,167	65,025	61,764
Office expenses	9,323	7,001	35,043	21,639
Repair and maintenance	-	256	167	780
Professional fees	(1,691)	9,862	15,983	39,933
Consultant fees (Note 14)	7,333	80,456	29,333	340,423
Research & development expenses		104,896		104,896
Travel and entertainment	8,672	24,667	11,587	64,575
Other general and administrative expenses	269	641	1,974	1,598
Total Operating Expenses	52,589	258,693	180,711	715,257

Income (Loss) from Operation	(48,907)	(246,625)	(165,845)	(651,215)

Other Income
Interest income	3	27	42	308
Total other income	3	27	42	308

Income (Loss) before provision
for Income Tax	(48,904)	(246,598)	(165,803)	(650,907)

Provision for Income Tax	-	-	-	-

Income (Loss) from Continuing Operations	(48,904)	(246,598)	(165,803)	(650,907)

Loss from Discontinued Operations--
VoIP Call Time Distribution of QTC	-	(42,802)	-	(50,838)

Net Income	(48,904)	(289,400)	(165,803)	(701,745)

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	(7,490)	(7,466)	(6,670)	74,624

Comprehensive Income (Loss)	$(56,394)	$(296,866)	$(172,473)	$(627,121)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average shares outstanding	38,381,375	38,381,375	38,381,375	38,381,375

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2009	2008
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(165,803)	$(701,745)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	65,025	61,764
Loss on disposal of fixed assets	-	34,294
Deferred consultant compensation	29,333	220,880
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	-	204,915
(Increase)/Decrease in purchased SIM cards	-	402
(Increase)/Decrease in prepaid expenses	9,061	(261,539)
Increase/(Decrease) in accounts payable and accrued expenses	(20,731)	(42,762)
Increase/(Decrease) in deferred revenue	(1,682)	4,630
Increase/(Decrease) in taxes payable	939	2,083
Net cash provided (used) by operating activities	(83,858)	(477,078)

Investing Activities

Proceeds from disposing of fixed assets	-	7,144
Purchase of fixed assets	(1,330)	(60,527)
Net cash (used) by investing activities	(1,330)	(53,383)

Financing Activities

Loans from shareholders	76,669	5,332
Net cash provided (used) by financing activities	76,669	5,332

Increase (decrease) in cash	(8,519)	(525,129)
Effects of exchange rates on cash	(7,702)	70,758
Cash at beginning of the period	33,415	521,016
Cash at end of the period	$17,193	$66,645

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

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

Discontinued Operation (continued)

Losses from discontinued operation consist of the following:

	For the Nine Months Ended
	September 30,
	2009	2008
	(unaudited)	(unaudited)
Losses from discontinued operation
Revenue from discontinued operation-
QTC VoIP call time distribution	$-	$4,633
Costs of revenue from discontinued operation-
QTC VoIP call time distribution	-	(21,177)
Losses from discontinued operation	-	(16,544)
Loss of disposal of fixed assets	-	(34,294)
Income taxes	-	-
Losses on discontinued operation	$-	$(50,838)

Note 3-	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred a loss of $1,155,287 in the year ended December 31, 2008.  This amount is significant compared with the Company's shareholders' equity.   Additionally, the Company continued to incurred a loss of $171,473 for the nine months ended September 30, 2009.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 10, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs were immaterial for the nine months ended September 30, 2009 and 2008, respectively.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with FASB guidance. Advertising expenses were immaterial for the nine months ended September 30, 2009 and 2008, respectively.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to 179,691 as of September 30, 2009, and $178,357 as of December 31, 2008.  The balance sheet amounts with the exception of equity at September 30, 2009 were translated at 6.84 RMB to $1.00 USD as compared to 6.85 RMB at December 31, 2008. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the nine months ended September 30, 2009 and 2008 were 6.84 RMB and 7.00 RMB, respectively.

Statement of Cash Flows

In accordance with FASB guidance, cash flows from the Company’s operations are calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

FASB guidance establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in five principal business segments.

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

The Company makes appropriations to these three reserve funds at the fiscal year end pursuit to  PRC GAAP.  Accordingly, the Company made no appropriations for the nine months ended September 30, 2009 and 2008, respectively.

Income Taxes

The Company accounts for income taxes in interim periods as required by FASB guidance.  The Company has determined an estimated annual effect tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Comprehensive Income

FASB guidance establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in shareholders' equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB guidance, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the nine months ended September 30, 2009 and 2008, respectively.

Fair Value of Measurements

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE").  Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.   This new guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  Earlier application is prohibited. The Management does not expect that the adoption of this new guidance would have a material effect on the Company’s financial position and results of operations.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and is being applied prospectively. This change in accounting policy had no impact on our financial statements.

In April 2009, the FASB issued new guidance regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends and clarifies the accounting, measurement and recognition provisions and the related disclosures arising from contingencies in a business combination. The Company adopted this new guidance on January 1, 2009. There was no significant impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, the FASB issued new guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This new guidance provides additional guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased when compared with normal market activity for the asset or liability. If there is a significant decrease in the volume and activity for the asset or liability, transactions or quoted prices may not be determinative of fair value in an orderly transaction and further analysis and adjustment of the transactions or quoted prices may be necessary. This new guidance was applied prospectively and was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued new guidance regarding recognition and presentation of other-than-temporary impairments. This new guidance amends the method for determining whether an other-than-temporary impairment exists and the classification of the impairment charge for debt securities and the related disclosures. This new guidance was applied prospectively and was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The Company adopted this new guidance on January 1, 2009. There was no material impact on the Company’s financial position and results of operations upon adoption, and their effects on future periods will depend on the nature and significance of business combinations subject to these statements.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for our Company on January 1, 2009, and its adoption did not have a significant impact on our financial statements.

In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The adoption of this new accounting guidance for our nonfinancial assets and nonfinancial liabilities did not have a significant impact on our financial statements.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-	PREPAID EXPENSES

Prepaid expenses consists of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Prepaid telephone number usage fees	$25,237	$28,823
Advance to telecommunication carriers	38,464	43,769
Advance to purchase equipment *	302,738	302,005
	$366,439	$374,597

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

Note 7-	PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	September 30,	December 31,
	2009	2008
	(unaudited)

Network and office equipment	$123,291	$121,660
Leasehold Improvements	325,390	324,603
	448,681	446,263

Less: Accumulated depreciation	(296,384)	(230,748)

Total	$152,297	$215,515

Depreciation expense charged to operations was $65,025 and $61,764 for the nine months ended September 30, 2009 and 2008, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-	CONTRACT SECURITY DEPOSIT

Contract security deposit consists of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)
Security deposit for GRT's
public phone distribution contract with CUBJ	$1,463	$1,576
Security deposit for GRT and Beijing Telecom'
Trust and Indemnity Agreement with Ms. Yianfang Jin *	87,750	87,538
	$89,213	$89,114

*On September 20, 2007, Ms. Yianfang Jin who owns a 98% equity ownership interest in GRT executed a Trust and Indemnity Agreements,  pursuant to which Ms. Jin assigned to Beijing Telecom all of the beneficial interest in her equity ownership interest in GRT, as more fully disclosed in Note 2.

Note 9-	LONG-TERM INVESTMENT

Long-term investment consists of the following:

	September 30,		December 31,
	2009		2008
	(unaudited)

		Equity		Equity
		Ownership		Ownership
Description	Amount	Percentage	Amount	Percentage

Joint-venture with
Beijing Zhongheng Technology Co., Inc.	$234,000	10%	$233,434	10%
	$234,000		$233,434

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-	ACCRUED EXPENSES

Accrued expenses consists of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Employee benefit payable *	$18,498	$17,546
Accrued professional fees	14,553	36,121
	$33,051	$53,667

* Employee benefit payable was mainly carried forward from QTC.

Note 11-	DEFERRED REVENUE

Deferred revenue consists of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Advance from VoIP customers	$-	$1,679
	$-	$1,679

Note 12-	AGREEMENT SECURITY DEPOSIT

Agreement security deposit consists of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Security deposit for the Business Transfer Agreement	$321,750	$320,971
	$321,750	$320,971

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	DUE TO OFFICERS

Due to officers consists of the following:

		September 30,	December 31,
		2009	2008
		(unaudited)

(1)	Due to Ms. Shuying Zheng	$51,116	$-
(2)	GRT Office rent due to Mr. Guoqing Xu	12,504	-
(3)	QTC Office rent due to Ms. Shuying Zheng	13,163	-
		$76,783	$-

(1)	Due to Ms. Shuying Zheng

Due to Ms. Shuying Zheng, CEO of the Company, represents loans from Ms. Zheng to finance the Company's operations due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from these activities are classified as cash flows from financing activities.

(2)	GRT Lease

GRT rents office premise at the market rate from Mr. Guoqing Xu, President of QTC.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $12,504 and $5,144 for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, there was an outstanding balance of $12,504 due to Mr. Xu.

(3)	QTC Lease

QTC rents office premise at the market rate from Ms. Shuying Zheng, CEO.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $13,163 and $12,859 for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, there was an outstanding balance of $13,163 due to Ms. Zheng.

Note 14-	CONSULTANT FEES

Consultant fees consist of the following:

	For the Nine Months Ended
	September 30,
	2009	2008
	(unaudited)	(unaudited)

Amortization of costs of common stock issued for
compensation of consultant services	$29,333	$332,049
Other consultancy fees	-	8,374
	$29,333	$340,423

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	SEGMENT REPORTING

GRT Operation

For the nine months ended September 30, 2009 and 2008, GRT operates in three reportable business segments that are determined based upon differences in products and services. GRT does not allocate any operating expenses or assets to its four business segments as management does not use this information to measure the performance of the operating segments. Certain costs of revenues are shared between business segments.  Also, no measures of assets by segment are reported and used by the chief operating decision maker. Hence, GRT has not made disclosure of total assets by reportable segments.

Summarized information by business segment for the nine months ended September 30, 2009 and 2008 is as follows:

	For the Nine Months Ended
	September 30,
	2009	2008
	(unaudited)	(unaudited)
REVENUE
GRT public telephone service	$1,600	$11,427
GRT VoIP call time distribution	57,647	146,610
GRT sales of call forwarding cards	-	12,802

COST OF SALES
GRT public telephone service	$5,115	$18,574
GRT VoIP call time distribution	39,266	117,162
GRT sales of call forwarding cards	-	8,210

GROSS PROFITS
GRT public telephone service	$(3,515)	$(7,147)
GRT VoIP call time distribution	18,381	29,448
GRT sales of call forwarding cards	-	4,592

	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)

TOTAL ASSETS OF GRT	$699,194	$662,302

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	CONCENTRATIONS AND RISKS

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

The other business of Beijing QTC had been its distribution of internet VoIP phone systems.  In August 2008 management of Beijing QTC decided to terminate that business as well due to languishing revenue. As a result, the revenue and expenses of Beijing QTC for the three and nine month periods ended September 30, 2008 are summarized as “Loss from Discontinued Operations – VoIP Call Time Distribution of QTC” on our Consolidated Statements of Operations and Other Comprehensive Income.

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

In 2008, our Management made the decision to relocate our call forwarding business from the Shanghai area to Beijing. As a result, we realized no revenue from the sale of call forwarding cards, nor did we receive revenue from the sale of franchises during the first nine months of 2009, compared to revenue of $12,802 from the sale of call forwarding cards during the firstnine months of 2008.

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

Our Management expects that this relocation will revitalize our company for the following reasons:

▪	as the capital of China, Beijing attracts 80-90% of foreign tourists traveling to China, and thus has a much larger potential customer base than Shanghai;

▪	our executive offices and connections are based in Beijing, which would substantially reduce our operational cost and improve our profitability.

Because our international call forwarding business was dormant during the three and nine months ended September 30, 2009, most of our revenue arose from another of our telecommunications services:  VoIP call time distribution.  GRT entered this business in January 2008 by contracting with China Netcom (Shaoxing) Corporation Limited and with China Netcom (Shanghai) Corporation Limited.  Those two carries sell us usage units on their VoIP systems, which we in turn sell to customers who link to the systems through our servers.  The sale of VoIP time yielded $57,647 in revenue during the first nine months of 2009, and $16,595 for the quarter ended September 30, 2009.  We expect this portion of our business to remain stable in the future.

Because of the strategic change in our call forwarding business, our operating expenses were significantly greater than our revenue in the nine months and three months ended September 30, 2009.  Primary among the components of operating expenses was consulting fees of $29,333 during the nine months ended September 30, 2009 and $7,333 during three months ended September 30, 2009, compared to $340,423 during the nine months ended September 30, 2008 and $80,456 during the three months ended September 30, 2008. The consulting fees resulted from four contracts that we entered in August and September 2007 with consultants who were assisting us in rebuilding our company’s business.  To compensate these individuals we issued them shares of our common stock, which had a market value of $404,800.  We are expensing that amount over the lives of the four contracts, which range from nine months to two years.

On the other hand, our operating expenses were substantially reduced to $180,711 during the nine months ended September 30, 2009, a decrease of 74.7% from $715,257 during the nine months ended September 30, 2008. Likewise, our operating expenses for the three months ended September 30, 2009 were reduced to $52,589, an 79.7% decrease from $258,693 during the three months ended September 30, 2008. Compared to the $45,007 compensation to our CEO during the nine months ended September 30, 2008 (none during the three months),  none was paid to her during the nine months  ended September 30, 2009. We also reduced our expenses for payroll and employee benefit from $34,642 for the nine months ($9,747 during the three months) ended September 30, 2008 to $21,599 for the nine months ($7,028 during the three months) ended September 30, 2009. Likewise, the travel and entertainment expenses were reduced to $11,587 during the nine months ($8,672 during the three months) ended September 30, 2009, a substantial decrease from $64,575 spent during the nine months ($24,667 during the three months) ended September 30, 2008.

Due to our efforts to reduce our operating expenses in 2009, the net loss we incurred during the nine months ended September 30, 2009 was reduced by 76.4% to $165,803 from $701,745 during the nine months ended September 30, 2008. Likewise, the net loss we incurred during the three months ended September 30, 2009 was reduced by 83.1% to $48,904 from $289,400 during the three months ended September 30, 2008. Based on the reasons described above, we expect our commencement of the call forwarding business in Beijing to bring our company back to profitability in the future. The losses will provide us a future tax benefit.  However, because there is no certainty that we will realize taxable income in the future, we did not record any deferred tax benefit as a result of the loss.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine and three months ended September 30, 2009, the effect of converting our financial results to Dollars was a decease of $6,670 and $7,490, respectively, in our accumulated comprehensive income.

Liquidity and Capital Resources

Due to our efforts to reduce our operating expenses, our operations used only $83,858 in cash during the nine months ended September 30, 2009, compared to $477,078 in cash that we used during the nine months ended September 30, 2008.

Establishing our several telecommunications businesses in the public consciousness will cost money.  At September 30, 2009 we had only $17,193 in cash on our balance sheet.  Our plan, however, is to eventually expand our operations by opening additional sales offices throughout China, and hiring additional sales personnel to staff the offices.  Fulfillment of this goal, however, will depend on our ability to obtain financing.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’ system of disclosure controls and procedures was effective as of September 30, 2009 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Smooth Global (China) Holdings’ thirdfiscal quarter that has materially affected or is reasonably likely to materially affect Smooth Global (China) Holdings’ internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 6.       Exhibits

      31         Rule 13a-14(a) Certification
      32         Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.

Date: November 13, 2009	By:	/s/ Zheng Shuying
Zheng Shuying, Chief Executive Officer
and Chief Financial Officer