Form 10-K
period 2009-12-31
Smooth Global (China) Holdings, Inc.
filed 2010-04-15
CIK 1077637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer      Non-accelerated filer     Small reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of June 30, 2009 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $417,034, based upon the closing sale price of $.025 per share.

As of April 15, 2010, there were 38,381,375 shares of common stock outstanding.

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

As a result of the above business relocation decision, our management decided to sell the Shanghai operations of our call forwarding business. The proceeds of the sale were to be used to revitalize our international call forwarding business in its new Beijing location. Those operations were to be supplemented by the joint venture that we entered in October 2008 with Beijing Zhongheng Technology Co., Inc.  Having invested 10% of the capital in this venture, we owned 10% of the equity, and planned to cooperate with our new partner in marketing international call forwarding cards.  Unfortunately neither of these funding plans was brought to realization.  In November our sale of the Shanghai operations was terminated, and we were required to refund the deposit we had received.  Shortly thereafter we agreed with Zhongheng Technology that the prospects for the joint venture did not warrant continued investment, and the joint venture was terminated.

Because we lack the financial resources necessary to carry on our international call forwarding business, almost all of our revenue during 2009 arose from another of our telecommunications services:  VoIP call time distribution.  GRT entered this business in January 2008 by contracting with China Netcom (Shaoxing) Corporation Limited and with China Netcom (Shanghai) Corporation Limited.  Those two carriers sell us usage units on their VoIP systems, which we in turn sell to customers who link to the systems through our servers. The sale of VoIP time yielded $212,305 in revenue during the 2008 and $67,104 in revenue during 2009.  Due to our limited resources, however, the revenue from that business has dwindled in recent months.

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

Franchise sales were suspended in 2008 as a result of the relocation from Shanghai to Beijing.  We have been unable to revive that portion of our business, due to lack of capital.

Wireless Public Phones

In November 2009 we entered into a new telecommunications venture.  Commencing on May 1, 2010 GRT will serve as an agent for Yurui Changtong Science Technology Co., Ltd. in distributing its wireless public phones.  While this venture returns us to the industry sector that we originally occupied - public telephones - the substitution of mobile phones for a landlocked phone site will reduce our hardware and maintenance expenses by90% or more.

The target market for our wireless public phones will be the 70% of the Chinese population that remains classified as low income, including farmers, students, immigrants, soldiers, small traders, etc..  The members of this group often cannot meet the financial requirements for cell phone contracts, or are unwilling to commit a sizable portion of their limited financial resources to a cell phone.   So we will provide cell phones on an as-needed basis.

We intend to locate our distribution bases in office buildings, busy streets, railway stations and other areas with concentrated populations.  Our plan is to charge 18 RMB (approximately $2.60) for an hour of phone use.  If from a single base we can sell 100 hours of use per day, the base will generate a monthly revenue of $7,800.  Since the bases will occupy only a few square feet and require a single employee, they can be replicated at modest up front cost with a high revenue to expense ratio.  We expect this new business will be profitable if we are able to capture sufficient users.

Employees

GRT currently employs 6 individuals, all on a full-time basis.  None of our employees belongs to a collective bargaining unit.  Our relationships with our employees are good.

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

 ITEM 3.              LEGAL PROCEEDINGS

None.

PART II

ITEM 4.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SMGH.”   Set forth below are the high and low bid prices for each of the quarters between  January 1, 2008 and December 31, 2009.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The prices set forth below have been adjusted, as necessary, to reflect the effect of a 1-for-30 reverse stock split on July 31, 2007.

	Bid
Quarter Ending	High	Low
March 31, 2008	$0.87	$0.07
June 30, 2008	$0.23	$0.05
September 30, 2008	$0.05	$0.02
December 31, 2008	$0.06	$0.02

March 31, 2009	$0.02	$0.02
June 30, 2009	$0.03	$0.02
September 30, 2009	$0.03	$0.03
December 31, 2009	$0.03	$0.02

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans.

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	--	0
Equity compensation plans not approved by security holders	0	--	0
Total	0	--	0

(e)  Sale of Unregistered Securities

The Company did not sell any unregistered securities during the 4th quarter of 2009.

 (f) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2009

ITEM 5.               SELECTED FINANCIAL DATA

Not applicable.

ITEM 6.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

On October 24, 2007 we acquired beneficial ownership of Beijing GRT Information Services Limited (Beijing GRT”).  Since the acquisition, the business of Beijing GRT has gradually replaced the business of our other subsidiary, Beijing Quan Tong Chang Information Service Limited (“Beijing QTC”).

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

As a result of the above business relocation decision, our management decided to sell the Shanghai operations of our call forwarding business and use the proceeds of the sale to fund the establishment of our call forwarding business in Beijing. On October 18, 2008, GRT signed a “Business Transfer Agreement” with Shanghai Zhen Guang Travel Agent and Shanghai North Travel Agent, pursuant to which, Shanghai Zhen Guang Travel Agent and Shanghai North Travel Agent agreed to acquire GRT’s call-forwarding operation in Shanghai area for $511,098 (RMB 3,500,000). On November 30, 2008 the parties agreed to increase the sales price to $729,480 (RMB 5,000,000).  On October 21, 2008, GRT received $291,792 (RMB 2,000,000) from Shanghai Zhen Guang Travel Agent, and $29,179 (RMB 200,000) from Shanghai North Travel Agent as a security deposit for the agreement. In November 2009, however, we found ourselves unable to reach agreement with the purchaser on the terms of the closing.  As a result, the agreement was terminated, and we refunded the deposits.

Our lack of resources left us unable to revive the call forwarding business.  As a result, almost all of our revenue in 2009 came from the distribution of VoIP call time.  Even that business, however, declined by 68% from 2008 to 2009, as our lack of capital made it difficult to market our services.  Unless we obtain funding or develop a new revenue source, we cannot expect our revenues to increase significantly in the near future.

Because of the strategic change in our call forwarding business, our operating expenses were significantly greater than our revenue in both 2009 and 2008.  Primary among the components of operating expenses in 2009 were professional fees ($56,697) related to sustaining our status as a U.S. public company, and office expenses ($48,792) and depreciation ($86,648) that are disproportionate to our level of revenues due to financial commitments made when we operated at a much more robust level.  In 2008 the primary components of operating expense were (1) $85,650 compensation to our CEO (she took no compensation in 2009); and (2) consulting fees of $706,384.  Included in the consulting fees was $231,880 attributable to four contracts that we entered in August and September 2007 with consultants who are assisting us in rebuilding our company’s business.  To compensate these individuals we issued them shares of our common stock, which had a market value of $404,800.  We expensed that amount over the lives of the four contracts, which ranged from nine months to two years.  In addition, during 2008 we incurred a research and development expense of $105,448.  This expense arose from our participation in an arrangement with Xinjiang Jinzhonghua Telecommuncation Services Co., Inc., whose purpose is to develop and manufacture wireless network extension equipment, utilizing that company’s patented telecommunications technology.

Because of our lack of revenues, we incurred a net loss of $295,441 ($.01 per share) in 2009, compared to a net loss of $1,155,287 (($.03) per share) in 2008.  Although the PRC Income Tax Law allows the enterprise to offset its future net income with operating losses carried forward, the enterprise must obtain approval from the local tax authority before it can claim that benefit, and the outcome of the application is generally uncertain.  Therefore, Management established a 100% valuation allowance for the operating losses carried forward, and no deferred tax assets have been recorded.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In 2009, the effect of converting our financial results to Dollars was to reduce our comprehensive income by $14,472.

Liquidity and Capital Resources

We increased our cash position by $72,907 in 2009.  The increase was achieved, despite our operating loss, by offsetting the cash used in operating activities with cash obtained by terminating our investment in the joint venture, supplemented by funds obtained from shareholders.  The $90,764 in cash that we held at December 31, 2009 is inadequate, however, to fund a significant increase in operations.

Establishing our several telecommunications businesses in the public consciousness will cost money.  At December 31, 2009 we had only $90,764 in cash and no other liquid assets on our balance sheet. Our plan, however, is to eventually expand our operations by opening additional sales offices throughout China, and hiring additional sales personnel to staff the offices.  Fulfillment of this goal, however, will depend on our ability to obtain financing.

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

Critical Accounting Policies and Estimates

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2009.

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

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT
2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Smooth Global (China) Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Smooth Global (China) Holdings, Inc. and subsidiaries as of  December 31, 2009 and 2008, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009.  Smooth Global (China) Holdings, Inc.'s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smooth Global (China) Holdings, Inc. and subsidiaries as of  December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred significant losses and the revenue dropped dramatically in the year ended December 31, 2009 and 2008.  These factors raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
April 15, 2010

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$90,764	$33,415
Prepaid expense (Note 5)	7,313	374,597
Total current assets	98,077	408,012

Property, Plant, and Equipment, net (Note 6)	130,687	215,515

Long-term Investment (Note 7)	-	233,434

Contract Security Deposit (Note 8)	229,626	89,114

Total Assets	$458,390	$946,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses (Note 9)	54,838	53,667
Taxes payable	704	34
Deferred revenue	-	1,679
Due to an officer (Note 13)	113,704	-
Agreement security deposit (Note 10)	-	320,971
Total Current Liabilities	169,246	376,351

Commitments and Contingencies (Note 19)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 38,381,375 shares issued and outstanding as of December 31, 2009 and December 31, 2008	38,381	38,381
Additional paid-in capital	799,255	799,255
Unamortized contractual services costs	-	(29,333)
Statutory reserves	236,875	236,875
Retained earnings	(949,252)	(653,811)
Accumulated other comprehensive income	163,885	178,357
Stockholders' Equity	289,144	569,724

Total Liabilities and Stockholders' Equity	$458,390	$946,075

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Year Ended
	December 31,
	2009	2008
Revenues
(a) GRT public telephone service	$1,601	$16,265
(b) GRT VoIP call time distribution	67,104	212,305
(c) GRT sales of call forwarding cards	-	213,953
Total Revenue	68,705	442,523

Costs of Revenue
(a) GRT public telephone service	6,944	22,981
(b) GRT VoIP call time distribution	76,876	163,309
(c) GRT sales of call forwarding cards	-	178,935
Total Costs of Revenue	83,820	365,225

Gross Profit	(15,115)	77,298

QTC Supplemental Income (Note 12)	-	37,344

Operating Expenses
Compensation to CEO	-	85,650
Payroll and employee benefit	28,514	44,161
Depreciation expenses	86,648	83,357
Office expenses	48,792	37,268
Research & development expenses	-	105,448
Professional fees	56,697	70,724
Consultant fees (Note 11)	41,235	706,384
Travel and entertainment	15,533	87,049
Other general and administrative expenses	2,975	2,645
Total Operating Expenses	280,394	1,222,686

Income (Loss) from Operations	(295,509)	(1,108,044)

Other Income
Interest income	68	364
Total other income	68	364

Income (Loss) before provision for Income Tax	(295,441)	(1,107,680)

Provision for Income Tax	-	-

Income (Loss) from Continuing Operations	(295,441)	(1,107,680)

Loss from Discontinued Operations--VoIP Call Time Distribution of QTC	-	(47,607)

Net Income	(295,441)	(1,155,287)

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	(14,472)	87,276

Comprehensive Income (Loss)	$(309,913)	$(1,068,011)

Basic and fully diluted earnings (loss) per share	$(0.01)	$(0.03)

Weighted average shares outstanding	38,381,375	38,381,375

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

				Unamortized			Accumulated
	Common Stock		Additional	Contractual			Other	Total
	$0.001 Par Value		Paid-in	Service	Statutory	Retained	Comprehensive	Owners'
	Shares	Amount	Capital	Costs	Reserve	Earnings	Income	Equity

Balances at
December 31, 2007	38,381,375	$38,381	$799,255	$(261,213)	$236,875	$501,476	$91,081	$1,405,855

Amortization of costs of common stock
issued for contractual services	-	-	-	231,880	-	-	-	231,880

Net Income (Loss)	-	-	-	-	-	(1,155,287)	-	(1,155,287)

Other comprehensive income-
effects of exchange rates	-	-	-	-	-	-	87,276	87,276

Balances at
December 31, 2008	38,381,375	$38,381	$799,255	$(29,333)	$236,875	$(653,811)	$178,357	$569,724

Amortization of costs of common stocks
issued for contractual services	-	-	-	29,333	-	-	-	29,333

Net Income (Loss)	-	-	-	-	-	(295,441)	-	(295,441)

Other comprehensive income-
effects of exchange rates	-	-	-	-	-	-	(14,472)	(14,472)

Balances at
December 31, 2009	38,381,375	$38,381	$799,255	$-	$236,875	$(949,252)	$163,885	$289,144

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2009	2008
Operating Activities

Net income (loss)	$(295,441)	$(1,155,287)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	86,648	83,357
Loss on disposal of fixed assets	-	34,474
Deferred consultant compensation	29,333	231,880
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	-	220,558
(Increase)/Decrease in purchased SIM cards	-	422
(Increase)/Decrease in prepaid expenses	367,929	20,579
(Increase)/Decrease in contract security deposit	(140,195)	-
Increase/(Decrease) in accounts payable and accrued expenses	1,040	(9,723)
Increase/(Decrease) in deferred revenue	(1,682)	519
Increase/(Decrease) in taxes payable	669	(386)
Increase/(Decrease) in agreement security deposit	(321,519)	315,990
Net cash provided (used) by operating activities	(273,218)	(257,616)

Investing Activities

Investment in subsidiaries	-	(229,811)
Withdraw from investment in subsidiaries	233,833	-
Proceeds from disposal of fixed assets	-	7,182
Purchase of fixed assets	(1,331)	(60,535)
Net cash provided (used) by investing activities	232,502	(283,165)

Financing Activities

Payback of loans from shareholders	113,622	-
Net cash provided (used) by financing activities	113,622	-

Increase (decrease) in cash	72,907	(540,781)
Effects of exchange rates on cash	(15,558)	53,180
Cash at beginning of the period	33,415	521,016
Cash at end of the period	$90,764	$33,415

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	ORGANIZATION AND OPERATIONS

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

Gold Profit was incorporated as a limited liability company in the British Virgin Islands (“BVI”) under the BVI Business Companies Act on July 28, 2006, for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	ORGANIZATION AND OPERATIONS (continued)

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

Smooth Global was incorporated on January 25, 2006 in the British Virgin Island ("BVI") under the BVI Business Companies Act, 2004, as a BVI Business Company.  The Company was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

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

Through the Agreements described in the preceding paragraph Beijing Telecom is deemed a 100% beneficiary of GRT resulting in GRT being deemed a subsidiary of Beijing Telecom under the requirements of FASB ASC 810-10 "Consolidation".   Accordingly, the consolidated financial statements of Smooth Global and its wholly owned subsidiary,  Beijing Telecom, will be prepared by including the financial statements of GRT through September 20, 2007 and thereafter.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	ORGANIZATION AND OPERATIONS (continued)

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	ORGANIZATION AND OPERATIONS (continued)

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	ORGANIZATION AND OPERATIONS (continued)

Discontinued Operation (continued)

Losses from discontinued operation consist of the following:

	For The Year Ended
	December 31,
	2009	2008
Losses from discontinued operation
Revenue from discontinued operation-
QTC VoIP call time distribution	$-	$8,155
Costs of revenue from discontinued operation-
QTC VoIP call time distribution	-	21,288
Losses from discontinued operation	-	13,133
Loss of disposal of fixed assets	-	34,474
Income taxes	-	-
Losses on discontinued operation	$-	$47,607

Assets to be disposed consist of the following:
	December 31,	December 31,
	2009	2008

Cost of fixed assets to be disposed of	$-	$-
Accumulated depreciation of fixed assets to be disposed of	-	-
	$-	$-

Note 2 -	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred losses of $295,441 and $1,155,287 in the year ended December 31, 2009 and 2008.  These amounts are significant compared with the Company's shareholders' equity.   Additionally, the revenue for the year ended December 31, 2009 and 2008 dropped by $373,818 and $1,472,086, or 84% and 77%, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	CONTROL BY PRINCIPAL STOCKHOLDERS

The chief executive officer owns beneficially and in the aggregate, the majority of the voting power of the Company. Accordingly, the chief executive officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Note 4 -	SIGNIFICANT ACCOUNTING POLICIES

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

Certain amounts in the prior year's consolidated financial statements and notes have been revised to conform to the current year presentation.

Subsequent Events

The Company evaluated subsequent events through the time of filing this Annual Report on Form 10-K on April 15, 2010. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cost of revenue from discontinued operation-QTC VoIP call time distribution

Costs of QTC VoIP call time distribution principally include the costs of VoIP call time purchased from CUSX and CUGD.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs were $0 and $105,448 for the year ended December 31, 2009 and 2008, respectively.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with FASB guidance. Advertising expenses were immaterial for the year ended December 31, 2009 and 2008, respectively.

Segment Reporting

FASB guidance establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in three principal business segments.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $163,967  as of December 31, 2009, and $178,357 as of December 31, 2008.  The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.837 RMB to $1.00 USD as compared to 6.854 RMB at December 31, 2008. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the year ended December 31, 2009 and 2008 were 6.840 RMB and 6.962 RMB, respectively.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income tax in accordance with FASB ASC 740-10-25, which requires the asset and liability approach for financial accounting and reporting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Effective January 1, 2007, the Company adopted a new FASB guidance, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The new FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new FASB guidance also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  In accordance with the new FASB guidance, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its consolidated financial statements.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB guidance, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the year ended December 31, 2009 and 2008, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital.  Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  Beginning from January 1, 2006, enterprise is no more required to make appropriation to the statutory public welfare fund. No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

As of December 31, 2007, Both GRT and QTC had made appropriation to the statutory surplus reserve fund up to 50% of their registered capital. Therefore, GRT and QTC are not required to make further appropriation to the statutory surplus reserve fund any more.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our financial position and results of operations.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as "minority interests"), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for our Company on January 1, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued new accounting guidance that permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This new accounting guidance was effective for our Company on January 1, 2008. The Company did not elect the fair value option for any financial instruments or other items permitted under this guidance; therefore, its adoption had no impact on our consolidated financial statements.

In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The accounting guidance related to recurring fair value measurements was effective for our Company on January 1, 2008. The adoption of this accounting guidance did not have a significant impact on our consolidated financial statements.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 -	PREPAID EXPENSES

Prepaid expenses consists of the following:

	December 31,	December 31,
	2009	2008

Prepaid telephone number usage fees	$-	$28,823
Advance to telecommunication carriers	7,313	43,769
Advance to purchase equipment *	-	302,005
	$7,313	$374,597

* Advance to purchase equipment represents cash payments to three venders to purchase telecommunication equipments which will be used in the Company's new business lines. In late November 2009, the parties could not agree on the final terms of the contracts, and determined it is the best interest of all parties to terminate the contracts. Accordingly, the venders refund all the advance payments.

Note 6 -	PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	December 31,	December 31,
	2009	2008

Network and office equipment	$123,296	$121,660
Leasehold Improvements	325,409	324,603
	448,705	446,263

Less: Accumulated depreciation	(318,018)	(230,748)

Total	$130,687	$215,515

Depreciation expense charged to operations was $86,648 and $83,357 for the year ended December 31, 2009 and 2008, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -	LONG-TERM INVESTMENT

Long-term investment consists of the following:

	December 31,		December 31,
	2009		2008
		Equity		Equity
		Ownership		Ownership
Description	Amount	Percentage	Amount	Percentage

Joint-venture with Beijing Zhongheng Technology Co., Inc.	-	-	233,434	10%
	$-		$233,434

Joint-venture with Beijing Zhongheng Technology Co., Inc.

On October 9, 2008, GRT executed an agreement with Beijing Zhongheng Technology Co., Inc., pursuant to which, GRT agreed to invest $233,434 (RMB 1,600,000), and Beijing Zhongheng Technology agreed to invest $350,151 (RMB 2,400,000), totaling $584,855 (RMB 4,000,000) to establish a joint-venture to sell international call-forwarding cards.  On October 21, 2008, GRT wired $233,434 (RMB 1,600,000) to Beijing Zhongheng Technology Co., Inc.

On November 25, 2008, the parties amended the agreement, pursuant to which both parties agreed that Beijing Zhongheng Technology Co., Inc. will increase its investment to $2,100,960 (RMB 14,400,000).  Accordingly, Beijing Zhongheng Technology Co., Inc. owns 90% equity ownership interest of the joint-venture and GRT owns the remaining 10% equity ownership interest.  As the project is currently ongoing, the Management believes the amount invested approximates the fair value and uses the cost method to record this transaction.

On December 10, 2009, the parties anticipated that the joint-venture would not be able to generate profit due to less revenue than originally expected, and determined it is the best interest of all parties to terminate the joint-venture. Accordingly, Beijing Zhongheng Technology Co., Inc. refunded the original payment of $233,434 (RMB 1,600,000) to GRT.

Note 8 -	CONTRACT SECURITY DEPOSIT

Contract security deposit consists of the following:

	December 31,	December 31,
	2009	2008
Security deposit for GRT's public phone distribution contract with CUBJ	$-	$1,576
Security deposit for GRT and Beijing Telecom' Trust and Indemnity Agreement with Ms. Yianfang Jin *	87,755	87,538
Security deposit for Yurui Changtong Science Technology Co., Ltd.**	141,871	-
	$229,626	$89,114

*On September 20, 2007, Ms. Yianfang Jin who owns a 98% equity ownership interest in GRT executed a Trust and Indemnity Agreements,  pursuant to which Ms. Jin assigned to Beijing Telecom all of the beneficial interest in her equity ownership interest in GRT, as more fully disclosed in Note 1.

**On November 16, 2009, GRT executed an agency agreement with Yurui Changtong Science Technology Co., Ltd to run a new business named "Wireless Public Phone" beginning on May 1, 2010. Pursuant to the agreement, GRT wired a cash of $141,871 as a security deposti for the agreement.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2009	2008

Employee pension and benefit payable	$19,709	$17,546
Accrued professional fees	35,129	36,121
	$54,838	$53,667

Note 10 -	AGREEMENT SECURITY DEPOSIT

Agreement security deposit consists of the following:

	December 31,	December 31,
	2009	2008

Security deposit for the Business Transfer Agreement	$-	$320,971
	$-	$320,971

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

On November 25, 2009, the parties could not agree on the final terms of the transaction, and determined it is the best interest of all parties to terminate the transaction. Accordingly, GRT refunded the security deposit of $291,792 (RMB 2,000,000) to Shanghai Zhen Guang Travel Agent, and $29,179 (RMB 200,000) to Shanghai North Travel Agent.

Note 11 -	CONSULTANT FEES

Consultant fees consist of the following:

	For the Year Ended
	December 31,
	2009	2008

Investor relationship fees	$-	$50,271
Acquisition consultancy fees	-	312,000
PRC Legal consultant for acquisition	11,022	100,000
Amortization of costs of common stock issued for compensation of consultant services (Note 16)	29,333	231,880
Other consultancy fees	880	12,233
	$41,235	$706,384

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -	QTC SUPPLEMENTAL INCOME

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

Note 13 -	RELATED PARTIES TRANSACTIONS

Compensation to Ms. Zheng Shuying, CEO

The Company paid $0 and $85,650 in cash to Ms. Zheng Shuying, CEO, as compensation for the year ended December 31, 2009 and 2008, respectively.

Due to officers consists of the following:

	December 31,	December 31,
	2009	2008
(1) Due to Ms. Shuying Zheng, CEO	$78,163	$-
(2) GRT Office rent due to Mr. Guoqing Xu	17,990	-
(3) QTC Office rent due to Ms. Shuying Zheng	17,551	-
	$113,704	$-

(1)	Due to Ms. Shuying Zheng

Due to Ms. Shuying Zheng, CEO of the Company, represents loans from Ms. Zheng to finance the Company's operations due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from these activities are classified as cash flows from financing activities.

(2)	GRT Lease

GRT rents office premise at the market rate from Mr. Guoqing Xu, President of QTC.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $17,990 and $9,483 for the year ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, there was an outstanding balance of $17,990 due to Mr. Xu.  The future minimum lease payments for the leases are as follows at December 31, 2009:

The Six Months Ending June 30, 2010	$9,629

(3)	QTC Lease

QTC rents office premise at the market rate from Ms. Shuying Zheng, CEO.  The lease is non-cancelable and will expire in December 2010.  Rent expense amounted to $17,551 and $17,236 for the year ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, there was an outstanding balance of $17,551 due to Ms. Zheng.  The future minimum lease payments for the leases are as follows at December 31, 2009:

The Year Ending December 31, 2010	$17,551

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 -	SEGMENT REPORTING

GRT Operation

GRT operated in three reportable business segments that are determined based upon differences in products and services. GRT does not allocate any operating expenses or assets to its three business segments as management does not use this information to measure the performance of the operating segments. Certain costs of revenues are shared between business segments.  Also, no measures of assets by segment are reported and used by the chief operating decision maker. Hence, GRT has not made disclosure of total assets by reportable segments.

Summarized information by business segment for the year ended December 31, 2009 and 2008 is as follows:

	For the Year Ended
	December 31,
	2009	2008
REVENUE
GRT public telephone service	$1,601	$16,265
GRT VoIP call time distribution	67,104	212,305
GRT sales of call forwarding cards	-	213,953

COST OF SALES
GRT public telephone service	$6,944	$22,981
GRT VoIP call time distribution	76,876	163,309
GRT sales of call forwarding cards	-	178,935

GROSS PROFITS
GRT public telephone service	$(5,343)	$(6,716)
GRT VoIP call time distribution	(9,772)	48,996
GRT sales of call forwarding cards	-	35,018

	December 31,	December 31,
	2009	2008

TOTAL ASSETS OF GRT	$245,681	$725,765

Note15 -	REVERSE STOCK SPLIT

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 -	COMMON STOCK

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 -	INCOME TAXES

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

The provision for income taxes consists of the following:

For the Year Ended
December 31,
	2009	2008
Provision for US Income Tax	$-	$-
Provision for PRC income tax	-	-
Total provision for income taxes	$-	$-

The following table reconciles the US and PRC statutory rates to effective tax rate:

	For the Year Ended
	December 31,
	2009	2008
U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
China income taxes	25.00%	25.00%
Effect of tax holiday	-25.00%	-25.00%
Effective income tax rate

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 -	INCOME TAXES (continued)

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

The provision for income taxes consists of the following:

For the Year Ended
December 31,
	2009	2008

Provision for US Income Tax	$-	$-
Provision for PRC income tax	-	-
Total provision for income taxes	$-	$-

The following table reconciles the US and PRC statutory rates to GRT’s effective tax rate:

	For the Year Ended
	December 31,
	2009	2008

U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
China income taxes	25.00%	25.00%
Effect of tax holiday	-25.00%	-25.00%
Effective income tax rate	-	-

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 -	CONCENTRATIONS AND RISKS

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

(b) Major Customer

GRT had a diversified customer basis for VoIP call time distribution. None of the customers accounted for 5% or more of the total revenue from VoIP call time distribution in the year ended December 31, 2009 and 2008, respectively;

In the year ended December 31, 2008, one customer accounted for 94% of the total revenue from sales of call forwarding cards.

(c) Fluctuation in Revenue from Call Forwarding Service

GRT derives revenue from sales of call forwarding cards.  The market for our call forwarding service are those Chinese residents who travel abroad for business or personal reasons.   The demand for call forwarding cards is not stable, as it is high in busy travel seasons, and low in less busy travel seasons.  Accordingly, GRT's revenue from call forwarding service fluctuates time by time.

Note 19 -	COMMITMENTS AND CONTINGENCIES

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 -	COMMITMENTS AND CONTINGENCIES (continued)

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

(c)            Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2009.

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

ITEM 8B.            OTHER INFORMATION

None.

PART III

ITEM 9.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zheng Shuying	43	Chief Executive Officer, Chief Financial Officer, Director	2007
Liu Meifeng	48	Director	2007
Jin Guodong	60	Director	2007

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2009, except that neither Zheng Shuying nor Liu Meifeng has filed a Form 3.

ITEM 10.             EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid Smooth Global and its subsidiaries to Zheng Shuying, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2009, 2008 and 2007.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2009 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zheng Shuying	2009	$0	--	--	--	--
	2008	$85,650	--	--	--	--
	2007	$96,264	--	--	--	--

Employment Agreements

All of our executive officers are employed on an at-will basis.

Compensation of Directors

Employees who are also members of the Board of Directors are not additionally compensated for their services as a director.  We currently have no directors who are not also employees.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2009 and those options held by her on December 31, 2009.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Zheng Shuying	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2009 and held by them unvested at December 31, 2009.

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

	Amount and Nature
Name and Address	of Beneficial	Percentage
of Beneficial Owner(1)	Ownership(2)	of Class
Zheng Shuying	20,000,000	52.1%
Liu Meifeng	0	--
Jin Guodong	1,700,000	4.4%

All officers and directors (3 persons)	21,700,000	56.5%
________________________________
(1) The address of each shareholder is Room 618, Building Hui An Xuan, +17 Anyuan Road, Chaoyang District, Beijing, P.R. China 100101.
(2) All shares are owned of record and beneficially.

ITEM 12              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

ITEM 13.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Keith K. Zhen, CPA billed $47,000 to the Company for professional services rendered for the audit of fiscal 2009 financial statements and review of the financial statements included in fiscal 2009 10-Q filings.  Keith K. Zhen, CPA billed $47,500 to the Company for professional services rendered for the audit of fiscal 2008 financial statements.

Audit-Related Fees

Keith K. Zhen, CPA billed $0 to the Company during 2009 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.  Keith K. Zhen, CPA billed $0 to the Company during 2008 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.

Tax Fees

Keith K. Zhen, CPA billed $0 to the Company during 2009 for professional services rendered for tax compliance, tax advice and tax planning.  Keith K. Zhen, CPA billed $0 to the Company during 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Keith K. Zhen, CPA billed $0 to the Company in 2009 and $0 in 2008 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Keith K. Zhen, CPA.

ITEM 14              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Smooth Global (China) Holdings, Inc.

By: /s/ Zheng Shuying
Zheng Shuying, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 15, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zheng Shuying
Zheng Shuying, Director,
Chief Executive Officer,
Chief Financial Officer

/s/ Liu Meifeng
Liu Meifeng, Director

/s/ Jin Guodong
Jin Guodong, Director