Form 10-Q
period 2010-03-31
Smooth Global (China) Holdings, Inc.
filed 2010-05-10
CIK 1077637

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer___ Accelerated filer___  Non-accelerated filer___ Small reporting company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___   No     X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
May 7, 2010
Common Stock: 38,381,375 shares

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-22

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$60,427	$90,764
Prepaid expense (Note 6)	7,314	7,313
Total current assets	67,741	98,077

Property, Plant, and Equipment, net (Note 7)	109,103	130,687

Contract Security Deposit (Note 8)	229,663	229,626

Total Assets	$406,507	$458,390

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses (Note 9)	46,691	54,838
Taxes payable	585	704
Due to an officer (Note 11)	113,267	113,704
Total Current Liabilities	160,543	169,246

Commitments and Contingencies (Note 14)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
38,381,375 shares issued and outstanding as of March 31, 2010 and December 31, 2009	38,381	38,381
Additional paid-in capital	799,255	799,255
Statutory reserves	236,875	236,875
Retained earnings	(992,462)	(949,252)
Accumulated other comprehensive income	163,915	163,885
Stockholders' Equity	245,964	289,144

Total Liabilities and Stockholders' Equity	$406,507	$458,390

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues
(a) GRT public telephone service	$-	$1,127
(b) GRT VoIP call time distribution	9,673	22,131
Total Revenue	9,673	23,258

Costs of Revenue
(a) GRT public telephone service	-	1,217
(b) GRT VoIP call time distribution	6,436	14,571
Total Costs of Revenue	6,436	15,788

Gross Profit	3,237	7,470

Operating Expenses
Payroll and employee benefit	7,148	7,768
Depreciation expenses	21,605	21,656
Office expenses	12,623	11,126
Professional fees	4,877	5,048
Consultant fees (Note 10)	-	11,000
Travel and entertainment	176	181
Other general and administrative expenses	64	-
Total Operating Expenses	46,493	56,779

Income (Loss) from Operations	(43,256)	(49,309)

Other Income
Interest income	46	20
Total other income	46	20

Income (Loss) before provision for Income Tax	(43,210)	(49,289)

Provision for Income Tax	-	-

Net Income (Loss)	(43,210)	(49,289)

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	30	658

Comprehensive Income (Loss)	$(43,180)	$(48,631)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)

Weighted average shares outstanding	38,381,375	38,381,375

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(43,210)	$(49,289)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	21,605	21,656
Deferred consultant compensation	-	11,000
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	-	15,788
Increase/(Decrease) in accounts payable and accrued expenses	(8,156)	(3,217)
Increase/(Decrease) in deferred revenue	-	(439)
Increase/(Decrease) in taxes payable	(119)	1,196
Net cash provided (used) by operating activities	(29,880)	(3,305)

Investing Activities

Purchase of fixed assets	-	(1,329)
Net cash provided (used) by investing activities	-	(1,329)

Financing Activities

Loans from shareholders	-	17,529
Payback of loans from shareholders	(455)	-
Net cash provided (used) by financing activities	(455)	17,529

Increase (decrease) in cash	(30,335)	12,895
Effects of exchange rates on cash	(2)	56
Cash at beginning of the period	90,764	33,415
Cash at end of the period	$60,427	$46,366

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

The consolidated financial statements of Smooth Global (China) Holdings, Inc. and subsidiaries ( the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.   In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2009.

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

Business Operations (continued)

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

As reflected in the accompanying consolidated financial statements, the Company incurred losses of $43,210 for the three months ended March 31, 2010, and $295,441 for the year ended December 31, 2009.  These amounts are significant compared with the Company's shareholders' equity.   The revenue for the three months ended March 31, 2010 dropped by $13,585, or approximately 58%, from the three months ended March 31, 2009, and the revenue for the year ended December 31, 2009 dropped by $373,818, or approximately 84%, from the year ended December 31, 2008.  In addition, the Company had a working capital deficiency of $92,802 and $71,169 at March 31, 2010 and December 31, 2009, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance stockholders' investment.  The Company is also developing new business lines.  Management believes that these actions will allow the Company to continue operations through the next fiscal year.

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

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on May 7, 2010. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

Revenue Recognition

The Company recognizes its revenues net of sales taxes and sales-related taxes. In accordance with FASB ASC 605, "Revenue Recognition", the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title and the risks and rewards of ownership have occurred or services have been rendered and accepted, the selling price is fixed or determinable and collectability is reasonably assured.

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

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the three months ended March 31, 2010 and 2009, respectively.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place in accordance with the FASB ASC 720-35, “Advertising Costs”. Advertising expenses were immaterial for the three months ended March 31, 2010 and 2009, respectively.

Segment Reporting

FASB ASC 820, “Segments Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two principal business segments.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $163,915 and $163,885 as of March 31, 2010 and December 31, 2009, respectively.  The balance sheet amounts with the exception of equity at March 31, 2010 were translated at 6.836 RMB to $1.00 USD as compared to 6.837 RMB at December 31, 2009. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended March  31, 2010 and  2009 were 6.836 RMB and 6.847 RMB, respectively.

Statement of Cash Flows

In accordance with FASB ASC 830-230, “Statement of Cash Flows”, cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Comprehensive Income

FASB ASC 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in shareholders' equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income tax in accordance with FASB ASC 740,"Income Taxes", which requires the asset and liability approach for financial accounting and reporting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, "Interim Reporting".  The Company has determined an estimated annual effect tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements (continued)

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and is being applied prospectively. This change in accounting policy had no material impact on our financial statements.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-	PREPAID EXPENSES

Prepaid expenses consists of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)

Advance to telecommunication carriers	$7,314	$7,313
	$7,314	$7,313

Note 7-	PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	March 31,	December 31,
	2010	2009
	(unaudited)

Network and office equipment	$123,314	$123,296
Leasehold Improvements	325,462	325,409
	448,776	448,705

Less: Accumulated depreciation	(339,673)	(318,018)

Total	$109,103	$130,687

Depreciation expense charged to operations was $21,605 and $21,656 for the three months ended March 31, 2010 and 2009, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-	CONTRACT SECURITY DEPOSIT

Contract security deposit consists of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)

Security deposit for GRT and Beijing Telecom' Trust and Indemnity Agreement with Ms. Yianfang Jin *	$87,769	$87,755
Security deposit for Yurui Changtong Science Technology Co., Ltd.**	141,894	141,871
	$229,663	$229,626

*On September 20, 2007, Ms. Yianfang Jin who owns a 98% equity ownership interest in GRT executed a Trust and Indemnity Agreements, pursuant to which Ms. Jin assigned to Beijing Telecom all of the beneficial interest in her equity ownership interest in GRT, as more fully disclosed in Note 2.

**On November 16, 2009, GRT executed an agency agreement with Yurui Changtong Science Technology Co., Ltd to run a new business named "Wireless Public Phone" beginning on May 1, 2010. Pursuant to the agreement, GRT wired cash of $141,871 as a security deposit for the agreement.

Note 9-	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)

Employee pension and benefit payable	$17,691	$19,709
Accrued professional fees	29,000	35,129
	$46,691	$54,838

Note 10-	CONSULTANT FEES

Consultant fees consist of the following:

	For the three months ended
	March 31,
	2010	2009
	(unaudited)

Compensation of consultant services by common stock	$-	$11,000
	$-	$11,000

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	RELATED PARTIES TRANSACTIONS

Due to officers consists of the following:

		March 31,	December 31,
		2010	2009
		(unaudited)

(1)	Due to Ms. Shuying Zheng, CEO	$68,505	$78,163
(2)	GRT Office rent due to Mr. Guoqing Xu	22,820	17,990
(3)	QTC Office rent due to Ms. Shuying Zheng	21,942	17,551
		$113,267	$113,704

(1)	Due to Ms. Shuying Zheng

Due to Ms. Shuying Zheng, CEO of the Company, represents loans from Ms. Zheng to finance the Company's operations due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from these activities are classified as cash flows from financing activities.

(2)	GRT Lease

GRT rents office premise at the market rate from Mr. Guoqing Xu, President of QTC.  The lease is non-cancelable and will expire in June 2010.  Rent expense amounted to $4,827 and $4,163 for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, there was an outstanding balance of $22,820 due to Mr. Xu.  The future minimum lease payments for the leases are as follows at March 31, 2010:

The Three Months Ending June 30, 2010	$4,827

(3)	QTC Lease

QTC rents office premise at the market rate from Ms. Shuying Zheng, CEO.  The lease is non-cancelable and will expire in December 2010.  Rent expense amounted to $4,389 and $4,382 for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, there was an outstanding balance of $21,942 due to Ms. Zheng.  The future minimum lease payments for the leases are as follows at March 31, 2010:

The Nine Months Ending December 31, 2010	$13,139

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-	SEGMENT REPORTING

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

Summarized information by business segment for the three months ended March 31, 2010 and 2009 is as follows:

	For the three months ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
REVENUE
GRT public telephone service	$-	$1,127
GRT VoIP call time distribution	9,673	22,131

COST OF SALES
GRT public telephone service	$-	$1,217
GRT VoIP call time distribution	6,436	14,571

GROSS PROFITS
GRT public telephone service	$-	$(90)
GRT VoIP call time distribution	3,237	7,560

	March 31,	December 31,
	2010	2009
	(unaudited)

TOTAL ASSETS OF GRT	$236,227	$245,681

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	CONCENTRATIONS AND RISKS

(a) Major Suppliers

GRT signed non-exclusive agreements with CUSH and CUSX to distribute VoIP call time purchased from the carriers.  If the strategic relationship with either CUSH and CUSX is terminated or scaled-back, or if CUSH and CUSX alter the co-operative arrangements, GRT’s revenue from VoIP call time distribution might be adversely affected.

(b) Major Customer

GRT had a diversified customer basis for VoIP call time distribution. None of the customers accounted for 5% or more of the total revenue from VoIP call time distribution in the three months ended December 31, 2009 and 2008, respectively;

Note 14-	COMMITMENTS AND CONTINGENCIES

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

Our lack of resources left us unable to revive the call forwarding business.  As a result, all of our revenue in the first quarter of 2010 came from the distribution of VoIP call time.  Even that business, however, declined by 56% from the first quarter of 2009 to the first quarter of 2010, as our lack of capital made it difficult to market our services.  Unless we obtain funding or develop a new revenue source, we cannot expect our revenues to increase significantly in the near future.

Because of the strategic change in our call forwarding business, our operating expenses were significantly greater than our revenue in both the first quarter of 2010 and the first quarter of 2009.  Primary among the components of operating expenses in the first quarter of 2010 were professional fees ($4,877) related to sustaining our status as a U.S. public company, and office expenses ($12,623) and depreciation ($21,605) that are disproportionate to our level of revenues due to financial commitments made when we operated at a much more robust level.  In the first quarter of 2009 the primary components of operating expense were (1) $21,656 in depreciation,  and (2) consulting fees of $11,000.  The consulting fees were attributable to contracts that we entered in August and September 2007 with consultants who were assisting us in rebuilding our company’s business.  To compensate these individuals we issued them shares of our common stock, which had a market value of $404,800.  We expensed that amount over the lives of the contracts, which ranged from nine months to two years.

Because of our lack of revenues, we incurred a net loss of $43,210 ($.00 per share) in the first quarter of 2010, compared to a net loss of $49,289 ($.00 per share) in the first quarter of 2009.  Although the PRC Income Tax Law allows the enterprise to offset its future net income with operating losses carried forward, the enterprise must obtain approval from the local tax authority before it can claim that benefit, and the outcome of the application is generally uncertain.  Therefore, Management established a 100% valuation allowance for the operating losses carried forward, and no deferred tax assets have been recorded.

Liquidity and Capital Resources

We decreased our cash position by $30,337 in the first quarter of 2010.  The increase was primarily the result of our operating loss.  The $60,427 in cash that we held at March 31, 2010 is inadequate to fund a significant increase in operations.

Establishing our several telecommunications businesses in the public consciousness will cost money.  At March 31, 2010 we had only $60,427 in cash and no other liquid assets on our balance sheet. Our plan, however, is to eventually expand our operations by opening additional sales offices throughout China, and hiring additional sales personnel to staff the offices.  Fulfillment of this goal, however, will depend on our ability to obtain financing.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’ system of disclosure controls and procedures was effective as of March 31, 2010 for the purposes described in this paragraph.

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

Item 1A.                 Risk Factors

There has been no material change to the risk factors set forth in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.

Date: May 7, 2010	By: /s/ Zheng Shuying
Zheng Shuying, Chief Executive Officer
and Chief Financial Officer