Form 10-Q
period 2010-06-30
Smooth Global (China) Holdings, Inc.
filed 2010-08-12
CIK 1077637

 U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes  X       No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Small reporting company    X
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
August 12, 2010
Common Stock: 38,381,375 shares

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-22

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$51,980	$90,764
Prepaid expense (Note 6)	7,344	7,313
Total current assets	59,324	98,077

Property, Plant, and Equipment, net (Note 7)	80,839	130,687

Contract Security Deposit (Note 8)	230,591	229,626

Total Assets	$370,754	$458,390

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses (Note 9)	21,764	54,838
Taxes payable	573	704
Due to officers (Note 11)	155,653	113,704
Total Current Liabilities	177,990	169,246

Commitments and Contingencies (Note 14)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
38,381,375 shares issued and outstanding as of
June 30, 2010 and December 31, 2009	38,381	38,381
Additional paid-in capital	799,255	799,255
Statutory reserves	236,875	236,875
Accumulated deficit	(1,046,681)	(949,252)
Accumulated other comprehensive income	164,934	163,885
Stockholders' Equity	192,764	289,144

Total Liabilities and Stockholders' Equity	$370,754	$458,390

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
(a) GRT public telephone service	-	473	$-	$1,600
(b) GRT VoIP call time distribution	9,402	18,921	19,075	41,052
Total Revenue	9,402	19,394	19,075	42,652

Costs of Revenue
(a) GRT public telephone service	-	2,679	-	3,896
(b) GRT VoIP call time distribution	6,615	13,001	13,051	27,572
Total Costs of Revenue	6,615	15,680	13,051	31,468

Gross Profit	2,787	3,714	6,024	11,184

Operating Expenses
Payroll and employee benefit	7,352	6,803	14,500	14,571
Depreciation expenses	28,597	21,714	50,202	43,370
Office expenses	9,440	14,594	22,063	25,720
Professional fees	10,964	12,626	15,841	17,674
Consultant fees (Note 10)	-	11,000	-	22,000
Travel and entertainment	401	2,734	577	2,915
Other general and administrative expenses	303	1,872	367	1,872
Total Operating Expenses	57,057	71,343	103,550	128,122

Income (Loss) from Operations	(54,270)	(67,629)	(97,526)	(116,938)

Other Income
Interest income	51	19	97	39
Total other income	51	19	97	39

Income (Loss) before provision
for Income Tax	(54,219)	(67,610)	(97,429)	(116,899)

Provision for Income Tax	-	-	-	-

Net Income (Loss)	(54,219)	(67,610)	(97,429)	(116,899)

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	1,019	162	1,049	820

Comprehensive Income (Loss)	$(53,200)	$(67,448)	$(96,380)	$(116,079)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	38,381,375	38,381,375	38,381,375	38,381,375

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2010	2009
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(97,429)	$(116,899)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	50,202	43,370
Deferred consultant compensation	-	22,000
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	-	7,843
Increase/(Decrease) in accounts payable and accrued expenses	(33,083)	(29,504)
Increase/(Decrease) in deferred revenue	-	(439)
Increase/(Decrease) in taxes payable	(131)	1,333
Net cash provided (used) by operating activities	(80,441)	(72,296)

Investing Activities

Purchase of fixed assets	-	(1,329)
Net cash provided (used) by investing activities	-	(1,329)

Financing Activities

Loans from shareholders	41,931	64,003
Net cash provided (used) by financing activities	41,931	64,003

Increase (decrease) in cash	(38,510)	(9,623)
Effects of exchange rates on cash	(274)	244
Cash at beginning of the period	90,764	33,415
Cash at end of the period	$51,980	$24,036

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

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

As reflected in the accompanying consolidated financial statements, the Company incurred losses of $97,429 for the six months ended June 30, 2010, and $295,441 for the year ended December 31, 2009.  These amounts are significant compared with the Company's shareholders' equity.   The revenue for the six months ended June 30, 2010 dropped by $23,577, or approximately 55%, from the six months ended June 30, 2009, and the revenue for the year ended December 31, 2009 dropped by $373,818, or approximately 84%, from the year ended December 31, 2008.  In addition, the Company had a working capital deficiency of $118,666 and $71,169 at June 30, 2010 and December 31, 2009, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 12, 2010. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the three and six months ended June 30, 2010 and 2009, respectively.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place in accordance with the FASB ASC 720-35, “Advertising Costs”. Advertising expenses were immaterial for the three and six months ended June 30, 2010 and 2009, respectively.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $164,961 and $163,885 as of June 30, 2010 and December 31, 2009, respectively.  The balance sheet amounts with the exception of equity at June 30, 2010 were translated at 6.808 RMB to $1.00 USD as compared to 6.837 RMB at December 31, 2009. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the six months ended June  30, 2010 and  2009 were 6.834 RMB and 6.843 RMB, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three and six months ended June 30, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting.  The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and the Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-	PREPAID EXPENSES

Prepaid expenses consists of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)

Advance to telecommunication carriers	$7,344	$7,313
	$7,344	$7,313

Note 7-	PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	June 30,	December 31,
	2010	2009
	(unaudited)

Network and office equipment	$123,812	$123,296
Leasehold Improvements	326,776	325,409
	450,588	448,705

Less: Accumulated depreciation	(369,749)	(318,018)

Total	$80,839	$130,687

Depreciation expense charged to operations was $50,202 and $43,370 for the six months ended June 30, 2010 and 2009, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-	CONTRACT SECURITY DEPOSIT

Contract security deposit consists of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
Security deposit for GRT and Beijing Telecom'
Trust and Indemnity Agreement with Ms. Yianfang Jin *	$88,124	$87,755
Security deposit for Yurui Changtong Science Technology Co., Ltd.**	142,467	141,871
	$230,591	$229,626

*On September 20, 2007, Ms. Yianfang Jin who owns a 98% equity ownership interest in GRT executed a Trust and Indemnity Agreements, pursuant to which Ms. Jin assigned to Beijing Telecom all of the beneficial interest in her equity ownership interest in GRT, as more fully disclosed in Note 2.

**On November 16, 2009, GRT executed an agency agreement with Yurui Changtong Science Technology Co., Ltd to run a new business named "Wireless Public Phone" beginning on May 1, 2010. Pursuant to the agreement, GRT wired cash of $142,467 (RMB 970,000) as a security deposit for the agreement.

Note 9-	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)

Employee pension and benefit payable	$17,764	$19,709
Accrued professional fees	4,000	35,129
	$21,764	$54,838

Note 10-	CONSULTANT FEES

Consultant fees consist of the following:

	For the six months ended
	June 30,
	2010	2009
	(unaudited)

Compensation of consultant services by common stock	$-	$22,000
	$-	$22,000

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	RELATED PARTIES TRANSACTIONS

Due to officers consists of the following:

		June 30,	December 31,
		2010	2009
		(unaudited)

(1)	Due to Ms. Shuying Zheng, CEO	$101,457	$78,163
(2)	GRT Office rent due to Mr. Guoqing Xu	27,759	17,990
(3)	QTC Office rent due to Ms. Shuying Zheng	26,437	17,551
		$155,653	$113,704
(1)	Due to Ms. Shuying Zheng

Due to Ms. Shuying Zheng, CEO of the Company, represents loans from Ms. Zheng to finance the Company's operations due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activities.

(2)	GRT Lease

GRT rents office premise at the market rate from Mr. Guoqing Xu, President of QTC. The lease is non-cancelable and will expire in June 2010. Rent expense amounted to $9,657 and $8,329 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was an outstanding balance of $27,759 due to Mr. Xu.

(3)	QTC Lease

QTC rents office premise at the market rate from Ms. Shuying Zheng, CEO. The lease is non-cancelable and will expire in December 2010. Rent expense amounted to $8,779 and $8,768 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was an outstanding balance of $26,437 due to Ms. Zheng. The future minimum lease payments for the leases are as follows at June 30, 2010:

The Six Months Ending December 31, 2010	$8,813

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-	SEGMENT REPORTING

GRT Operation

GRT operated in two reportable business segments that are determined based upon differences in products and services. GRT does not allocate any operating expenses or assets to its two business segments as management does not use this information to measure the performance of the operating segments. Certain costs of revenues are shared between business segments.  Also, no measures of assets by segment are reported and used by the chief operating decision maker. Hence, GRT has not made disclosure of total assets by reportable segments.

Summarized information by business segment for the six months ended June 30, 2010 and 2009 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
GRT public telephone service	$-	$473	$-	$1,600
GRT VoIP call time distribution	9,402	18,921	19,075	41,052

COST OF SALES
GRT public telephone service	$-	$2,679	$-	$3,896
GRT VoIP call time distribution	6,615	13,001	13,051	27,572

GROSS PROFITS
GRT public telephone service	$-	$(2,206)	$-	$(2,296)
GRT VoIP call time distribution	2,787	5,920	6,024	13,480

			June 30,	December 31,
			2010	2009
			(unaudited)

TOTAL ASSETS OF GRT			$216,961	$245,681

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	CONCENTRATIONS AND RISKS

(a) Major Suppliers

GRT signed non-exclusive agreements with CUSH and CUSX to distribute VoIP call time purchased from the carriers.  If the strategic relationship with either CUSH and CUSX is terminated or scaled-back, or if CUSH and CUSX alter the co-operative arrangements, GRT’s revenue from VoIP call time distribution might be adversely affected.

(b) Major Customer

GRT had a diversified customer basis for VoIP call time distribution. None of the customers accounted for 5% or more of the total revenue from VoIP call time distribution in the three and six months ended December 31, 2010 and 2009, respectively.

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

Our lack of resources left us unable to revive the call forwarding business.  As a result, all of our revenue in the first six months of 2010 came from the distribution of VoIP call time.  Even that business, however, declined by 54% from the first six months of 2009 to the first six months of 2010 (50% from the second quarter of 2009 to the second quarter of 2010), as our lack of capital made it difficult to market our services.  Unless we obtain funding or develop a new revenue source, we cannot expect our revenues to increase significantly in the near future.

Because of the strategic change in our call forwarding business, our operating expenses were significantly greater than our revenue in both the first six months of 2010 and the first six months of 2009.  Primary among the components of operating expenses in the first six months of 2010 were professional fees ($15,841) related to sustaining our status as a U.S. public company, and office expenses ($22,063) and depreciation ($50,202) that are disproportionate to our level of revenues due to financial commitments made when we operated at a much more robust level.  In the first six months of 2009 the primary components of operating expense were (1) $43,370 in depreciation, (2) office expenses of $25,720, and (3) consulting fees of $22,000.  The consulting fees were attributable to contracts that we entered in August and September 2007 with consultants who were assisting us in rebuilding our company’s business.  To compensate these individuals we issued them shares of our common stock, which had a market value of $404,800.  We expensed that amount over the lives of the contracts, which ranged from nine months to two years.

Because of our lack of revenues, we incurred a net loss of $97,429 ($.00 per share) in the first six months of 2010, compared to a net loss of $116,899 ($.00 per share) in the first six months of 2009.  Our net loss for the second quarter of 2010 was $54,219, compared to a net loss of $67,610 in the second quarter of 2009.  Although the PRC Income Tax Law allows the enterprise to offset its future net income with operating losses carried forward, the enterprise must obtain approval from the local tax authority before it can claim that benefit, and the outcome of the application is generally uncertain.  Therefore, Management established a 100% valuation allowance for the operating losses carried forward, and no deferred tax assets have been recorded.

Liquidity and Capital Resources

We decreased our cash position by $38,510 in the first six months of 2010, as the $80,441 cash used in operations was only partially offset by a $41,931 loan from our principal shareholder.  The decrease was primarily the result of our operating loss.  The $51,980 in cash that we held at June 30, 2010 is inadequate to fund a significant increase in operations.

Establishing our several telecommunications businesses in the public consciousness will cost money.  At June 30, 2010 we had only $51,980 in cash and no other liquid assets on our balance sheet. Our plan, however, is to eventually expand our operations by opening additional sales offices throughout China, and hiring additional sales personnel to staff the offices.  Fulfillment of this goal, however, will depend on our ability to obtain financing.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’ system of disclosure controls and procedures was effective as of June 30, 2010 for the purposes described in this paragraph.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.

Date: August 12, 2010	By: /s/ Zheng Shuying
Zheng Shuying, Chief Executive Officer
and Chief Financial Officer