Form 10-Q
period 2010-09-30
Smooth Global (China) Holdings, Inc.
filed 2010-11-18
CIK 1077637

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
November 18, 2010
Common Stock: 38,381,375 shares

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-22

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$63,052	$90,764
Prepaid expense (Note 6)	7,465	7,313
Total current assets	70,517	98,077

Property, Plant, and Equipment, net (Note 7)	63,863	130,687

Contract Security Deposit (Note 8)	234,395	229,626

Total Assets	$368,775	$458,390

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses (Note 9)	26,802	54,838
Taxes payable	139	704
Due to officers (Note 11)	180,713	113,704
Total Current Liabilities	207,654	169,246

Commitments and Contingencies (Note 14)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
38,381,375 shares issued and outstanding as of
September 30, 2010 and December 31, 2009	38,381	38,381
Additional paid-in capital	799,255	799,255
Statutory reserves	236,875	236,875
Accumulated deficit	(1,082,657)	(949,252)
Accumulated other comprehensive income	169,267	163,885
Stockholders' Equity	161,121	289,144

Total Liabilities and Stockholders' Equity	$368,775	$458,390

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
(a) GRT public telephone service	$-	$-	$-	$1,600
(b) GRT VoIP call time distribution	1,911	16,595	20,986	57,647
Total Revenue	1,911	16,595	20,986	59,247

Costs of Revenue
(a) GRT public telephone service	-	1,219	-	5,115
(b) GRT VoIP call time distribution	1,341	11,694	14,392	39,266
Total Costs of Revenue	1,341	12,913	14,392	44,381

Gross Profit	570	3,682	6,594	14,866

Operating Expenses
Payroll and employee benefit	7,694	7,028	22,194	21,599
Depreciation expenses	18,126	21,655	68,328	65,025
Office expenses	5,171	9,323	27,234	35,043
Professional fees	4,643	(1,691)	20,484	15,983
Consultant fees (Note 10)	-	7,333	-	29,333
Travel and entertainment	557	8,672	1,134	11,587
Other general and administrative expenses	403	269	770	2,141
Total Operating Expenses	36,594	52,589	140,144	180,711

Income (Loss) from Operations	(36,024)	(48,907)	(133,550)	(165,845)

Other Income
Interest income	48	3	145	42
Total other income	48	3	145	42

Income (Loss) before provision
for Income Tax	(35,976)	(48,904)	(133,405)	(165,803)

Provision for Income Tax	-	-	-	-

Net Income (Loss)	(35,976)	(48,904)	(133,405)	(165,803)

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	4,333	(7,490)	5,382	(6,670)

Comprehensive Income (Loss)	$(31,643)	$(56,394)	$(128,023)	$(172,473)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	38,381,375	38,381,375	38,381,375	38,381,375

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2010	2009
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(133,405)	$(165,803)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	68,328	65,025
Deferred consultant compensation	-	29,333
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	-	9,061
Increase/(Decrease) in accounts payable and accrued expenses	(28,045)	(20,731)
Increase/(Decrease) in deferred revenue	-	(1,682)
Increase/(Decrease) in taxes payable	(565)	939
Net cash provided (used) by operating activities	(93,687)	(83,858)

Investing Activities

Purchase of fixed assets	-	(1,330)
Net cash provided (used) by investing activities	-	(1,330)

Financing Activities

Loans from shareholders	66,991	76,669
Net cash provided (used) by financing activities	66,991	76,669

Increase (decrease) in cash	(26,696)	(8,519)
Effects of exchange rates on cash	(1,016)	(7,702)
Cash at beginning of the period	90,764	33,415
Cash at end of the period	$63,052	$17,194

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

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

As reflected in the accompanying consolidated financial statements, the Company incurred losses of $133,405 for the nine months ended September 30, 2010, and $295,441 for the year ended December 31, 2009.  These amounts are significant compared with the Company's shareholders' equity.   The revenue for the nine months ended September 30, 2010 dropped by $38,261, or approximately 65%, from the nine months ended September  30, 2009, and the revenue for the year ended December 31, 2009 dropped by $373,818, or approximately 84%, from the year ended December 31, 2008.  In addition, the Company had a working capital deficiency of $137,137 and $71,169 at September  30, 2010 and December 31, 2009, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Subsequent Events

The Company evaluated subsequent events through the date of issuance of these financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

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

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the three and nine months ended September 30, 2010 and 2009, respectively.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place in accordance with the FASB ASC 720-35, “Advertising Costs”. Advertising expenses were immaterial for the three and nine months ended September 30, 2010 and 2009, respectively.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity and amounted to $169,267 and $163,885 as of September 30, 2010 and December 31, 2009, respectively.  The balance sheet amounts with the exception of equity at September 30, 2010 were translated at 6.698 RMB to $1.00 USD as compared to 6.837 RMB at December 31, 2009. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the nine months ended September  30, 2010 and  2009 were 6.816 RMB and 6.842 RMB, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three and nine months ended September 30, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued amendments to the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. For end of period balances, the new disclosures are required to be made in all interim and annual periods ending on or after December 15, 2010. For activity during a reporting period, the disclosures are required to be made in all interim and annual periods after January 1, 2011. The Management does not expect these changes will have a material impact on  the Company’s financial position and results of operations as this guidance only relates to additional disclosures.

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

In June 2009, the FASB amended its guidance on accounting for variable interest entities ("VIE").  Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.   This new guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  Earlier application is prohibited. The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-	PREPAID EXPENSES

Prepaid expenses consists of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)

Advance to telecommunication carriers	$7,465	$7,313
	$7,465	$7,313

Note 7-	PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	September 30,	December 31,
	2010	2009
	(unaudited)

Network and office equipment	$125,854	$123,296
Leasehold Improvements	332,167	325,409
	458,021	448,705

Less: Accumulated depreciation	(394,158)	(318,018)

Total	$63,863	$130,687

Depreciation expense charged to operations was $68,328 and $65,025 for the nine months ended September 30, 2010 and 2009, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-	CONTRACT SECURITY DEPOSIT

Contract security deposit consists of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
Security deposit for GRT and Beijing Telecom'
Trust and Indemnity Agreement with Ms. Yianfang Jin *	$89,578	$87,755
Security deposit for Yurui Changtong Science Technology Co., Ltd.**	144,817	141,871
	$234,395	$229,626

*On September 20, 2007, Ms. Yianfang Jin who owns a 98% equity ownership interest in GRT executed a Trust and Indemnity Agreements,  pursuant to which Ms. Jin assigned to Beijing Telecom all of the beneficial interest in her equity ownership interest in GRT, as more fully disclosed in Note 2.

**On November 16, 2009, GRT executed an agency agreement with Yurui Changtong Science Technology Co., Ltd ("Yurui") to run a new business project named "Wireless Public Phone". Pursuant to the agreement, GRT wired cash of $144,817 (RMB 970,000) to Yurui as a security deposit for the project.  The project intended to begin to provide service on May 1, 2010. Since the testing of Yurui's telecommunication equipment was behind the schedule, the project changed its plan to begin to provide service in the beginning of 2011.

Note 9-	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)

Employee pension and benefit payable	$18,180	$19,709
Accrued professional fees	8,622	35,129
	$26,802	$54,838

Note 10-	CONSULTANT FEES

Consultant fees consist of the following:

	For the nine months ended
	September 30,
	2010	2009
	(unaudited)

Compensation of consultant services by common stock	$-	$29,333
	$-	$29,333

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	RELATED PARTIES TRANSACTIONS

Due to officers consists of the following:

		September 30,	December 31,
		2010	2009
		(unaudited)

(1)	Due to Ms. Shuying Zheng, CEO	$121,602	$78,163
(2)	GRT Office rent due to Mr. Guoqing Xu	27,759	17,990
(3)	QTC Office rent due to Ms. Shuying Zheng	31,352	17,551
		$180,713	$113,704

(1)	Due to Ms. Shuying Zheng

Due to Ms. Shuying Zheng, CEO of the Company, represents loans from Ms. Zheng to finance the Company's operations due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activities.

(2)	GRT Lease

GRT rents office premise at the market rate from Mr. Guoqing Xu, President of QTC. The lease is non-cancelable and expired in June 2010. Rent expense amounted to $9,657 and $12,504 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was an outstanding balance of $27,759 due to Mr. Xu. Currently, QTC allows GRT to share its office for free.

(3)	QTC Lease

QTC rents office premise at the market rate from Ms. Shuying Zheng, CEO. The lease is non-cancelable and will expire in December 2010. Rent expense amounted to $13,203 and $13,163 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was an outstanding balance of $31,352 due to Ms. Zheng. The future minimum lease payments for the leases are as follows at September 30, 2010:

The Three Months Ending December 31, 2010	$4,479

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-	SEGMENT REPORTING

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

Summarized information by business segment for the nine months ended September 30, 2010 and 2009 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
GRT public telephone service	$-	$-	$-	$1,600
GRT VoIP call time distribution	1,911	16,595	20,986	57,647

COST OF SALES
GRT public telephone service	$-	$1,219	$-	$5,115
GRT VoIP call time distribution	1,341	11,694	14,392	39,266

GROSS PROFITS
GRT public telephone service	$-	$(1,219)	$-	$(3,515)
GRT VoIP call time distribution	570	4,901	6,594	18,381

			September 30,	December 31,
			2010	2009
			(unaudited)

TOTAL ASSETS OF GRT			$214,931	$245,681

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	CONCENTRATIONS AND RISKS

(a) Major Suppliers

GRT signed non-exclusive agreements with CUSH and CUSX to distribute VoIP call time purchased from the carriers.  If the strategic relationship with either CUSH and CUSX is terminated or scaled-back, or if CUSH and CUSX alter the co-operative arrangements, GRT’s revenue from VoIP call time distribution might be adversely affected.

(b) Major Customer

GRT had a diversified customer basis for VoIP call time distribution. None of the customers accounted for 5% or more of the total revenue from VoIP call time distribution in the three and nine months ended September 31, 2010 and 2009, respectively.

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

Our lack of resources left us unable to revive the call forwarding business.  As a result, all of our revenue in the first nine months of 2010 came from the distribution of VoIP call time.  Even that business, however, declined by 65% from the first nine months of 2009 to the first nine months of 2010 (88% from the third quarter of 2009 to the third quarter of 2010), as our lack of capital made it difficult to market our services.  Unless we obtain funding or develop a new revenue source, we cannot expect our revenues to increase significantly in the near future.

Because of the strategic change in our call forwarding business, our operating expenses were significantly greater than our revenue in both the first nine months of 2010 and the first nine months of 2009.  Primary among the components of operating expenses in the first nine months of 2010 were professional fees ($20,484) related to sustaining our status as a U.S. public company, and office expenses ($27,234) and depreciation ($68,328) that are disproportionate to our level of revenues due to financial commitments made when we operated at a much more robust level.  In the first nine months of 2009 the primary components of operating expense were (1) $65,025 in depreciation, (2) office expenses of $35,043, and (3) consulting fees of $29,333.  The consulting fees were attributable to contracts that we entered in August and September 2007 with consultants who were assisting us in rebuilding our company’s business.  To compensate these individuals we issued them shares of our common stock, which had a market value of $404,800.  We expensed that amount over the lives of the contracts, which ranged from nine months to two years.

Because of our lack of revenues, we incurred a net loss of $133,405 ($.00 per share) in the first nine months of 2010, compared to a net loss of $165,803 ($.00 per share) in the first nine months of 2009.  Our net loss for the third quarter of 2010 was $35,976, compared to a net loss of $48,904 in the third quarter of 2009.  Although the PRC Income Tax Law allows the enterprise to offset its future net income with operating losses carried forward, the enterprise must obtain approval from the local tax authority before it can claim that benefit, and the outcome of the application is generally uncertain.  Therefore, Management established a 100% valuation allowance for the operating losses carried forward, and no deferred tax assets have been recorded.

Liquidity and Capital Resources

We decreased our cash position by $26,696 in the first nine months of 2010, as the $93,687 cash used in operations was only partially offset by a $66,991 loan from our principal shareholder.  The decrease was primarily the result of our operating loss.  The $63,052 in cash that we held at September 30, 2010 is inadequate to fund a significant increase in operations.

Establishing our several telecommunications businesses in the public consciousness will cost money.  At September 30, 2010 we had only $63,052 in cash and no other liquid assets on our balance sheet. Our plan, however, is to eventually expand our operations by opening additional sales offices throughout China, and hiring additional sales personnel to staff the offices.  Fulfillment of this goal, however, will depend on our ability to obtain financing.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’ system of disclosure controls and procedures was effective as of September 30, 2010 for the purposes described in this paragraph.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.

Date: November 18, 2010	By:	/s/ Zheng Shuying
Zheng Shuying, Chief Executive Officer
and Chief Financial Officer