Form 10-K
period 2010-12-31
Smooth Global (China) Holdings, Inc.
filed 2011-05-19
CIK 1077637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of June 30, 2010 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $1,167,693, based upon the closing sale price of $.07 per share.

As of May 18, 2011, there were 38,381,375 shares of common stock outstanding.

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

The Company is engaged in the business of manufacturing and distributing rechargeable polymer lithium-ion (“PLI”) batteries in the People’s Republic of China (the “PRC”).  PLI batteries produce a relatively high average of 3.8 volts per cell, which makes them attractive for their light weight and high volume.  These cells can be configured in almost any prismatic shape and in a wide variety of sizes, which make them particularly useful in consumer products.

The Company offers over 300 products, and a single battery can have power capacity of between 30 and 20,000 milliamp-hours.  Our manufacturing facility has the capacity to produce on a daily basis batteries with an aggregate production of 20,000 amp-hours.  Our products can be grouped into four major categories:  electronic systems for mining companies; batteries for mining equipment; higher voltage and higher capacity batteries for use in the automotive industry; and batteries for power tools and portable consumer products, such as cellular phones, digital cameras and laptop computers.

Our PLI batteries can be built to satisfy the capacity requirements for such diverse products as mining lights, electronic automobiles, and cellular phones.  We can also design products to meet a client’s specifications.

The Company’s production management and quality control have received approval from an international accreditation organization and certification from the European Community.  Our manganese and lithium iron phosphate batteries, types of PLI batteries, have received the PRC National Security certification for use in mining lights.

We have obtained four patents from the PRC in order to protect our technology. The company does not use any intellectual property owned by third parties.

We are a member of the National Electric Vehicle Industry Association and the committee of experts convened to draft standards for batteries used in mining lights.  Both these groups were formed, and are managed, by the PRC governmental departments.  The Company has obtained all the required licenses and approvals from the PRC.

The demand for PLI batteries has rapidly increased over the last decade and currently accounts for the largest share of the market for small sized, secondary batteries.  According to an analysis by the Singapore Stock Exchange, the global market for small sized PLI batteries in 2010 was approximately $52.6 billion.  It anticipates that this market will grow by 15% per year over the next 5 years, reaching $106.9 million in 2015.

Sales of packs of PLI batteries for use in electric automobiles constitute a huge potential market for the Company.  (Packs of small PLI batteries wired in a parallel circuit are more efficient in powering large devices, such as electric cars, than a single large battery.)  According to the Japan Automobile Manufacturers Association, electronic automobiles will account for 13% of global automobile sales in 2013.  This percentage of the market is projected to increase to 20% by 2020.  In the PRC, the government intends to increase the market share attributable to electronic vehicles to 10%, or 1 million autos, by 2012 through use of consumer subsidies.  At the prevailing average price of $7,625 for each pack of PLI batteries, this suggests an aggregate market of $7.625 billion.

Marketing and sales for the Company is done by our employees and takes place only within the PRC.  Third party representatives or distributors are not used.  To date, most of our sales have been to manufacturers of mining facilities and equipment.  While sales to the electric automobile industry have not yet been initiated, we anticipate our research and development efforts will enable us to take a share of this new market. We spent approximately $70,000 on research and development in 2010 and $31,000 in 2009.

Following the commencement of operations in January of 2009, the Company purchased PLI batteries manufactured by Beijing Tian Rui Chi Energy Technology Co. (“Tian Rui Chi”) and resold them to customers.  In 2010, we began manufacturing our own PLI batteries.  Currently, we sell both PLI batteries we produce and those purchased from Tian Rui Chi.

Tian Rui Chi is also the main supplier for the raw materials (aluminum and plastic film, septem, kapton tape, terminating tape, methylprolidone, copper foil, aluminum foil, polyvinylidene, lithium cobalt dioxide, lithium manganate, carbon powder, electrolyte) that we use in manufacturing our own batteries.  For the years ended December 31, 2010 and December 31, 2009, Tian Rui Chi accounted for 76.6% and 99%, respectively, of the Company’s total purchases for the period.  We believe that Tian Rui Chi’s batteries and raw materials are attractively priced, and we have strong, long-term relations with their personnel.  However, we believe that if this relationship were to be terminated for any reason, we could obtain these batteries and materials in the market at acceptable prices.

The market for PLI batteries is characterized by intense completion from both domestic and multi-national enterprises.  Many of these competitors are significantly larger than we are and have substantially greater financial resources that allow them to be in a better position to withstand changes in the industry.  However, we believe that our products are attractively priced and that our technology gives us an advantage versus the competition.

Our development strategy for the near future is to continue sales of PLI batteries to the mining industry in the PRC and to produce packs of PLI batteries for use in underground mine chambers, motorized bicycles, and electric automobiles.

We currently have 50 employees, all on a full-time basis.  None of our employees belongs to a collective bargaining unit.  Our relationships with our employees are good.

ITEM 1A	RISK FACTORS

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

We may be unable to gain a substantial share of the market for batteries.

Our business operations are based on the marketing of rechargeable polymer lithium-ion batteries.  There are many companies, large and small, involved in the market for rechargeable batteries.  Some of our existing and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources.  It will be difficult for us to establish a reputation in the market so that manufacturers chose to use our batteries rather than those of our competitors.  Unless we are able to expand our sales volume significantly, we will not be able to improve the efficiency of our operation.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled engineers, technical, marketing and customer service personnel, especially qualified personnel for our operations in China. Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

We may have difficulty establishing adequate management and financial controls in China and in complying with U.S. corporate governance and accounting requirements.

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

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

We will require additional financing to fund future operations, develop and exploit existing and new products and to expand into new markets. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

Currency conversion and exchange rate volatility could adversely affect our financial condition and the value of our common stock.

The PRC government imposes control over the conversion of Renminbi, or RMB, into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in China. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in China, including FIEs, which require foreign exchange for transactions relating to current account items, if within a certain limited amount may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.  Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Between 1994 and 2004, the exchange rate for RMB against the U.S. dollar remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, financial condition and the value of our common stock. For example, to the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of this currency against the U.S. dollar could have a material adverse effect on our business, financial condition, results of operations and the value of our common stock. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

We rely principally on dividends and other distributions on equity paid by our operating subsidiary to fund our cash and financing requirements, but such dividends and other distributions are subject to restrictions under PRC law. Limitations on the ability of our operating subsidiary to pay dividends or other distributions to us could have a material adverse effect on our ability to grow, make investments or acquisitions, pay dividends to you, and otherwise fund and conduct our business.

We are a holding company and conduct substantially all of our business through our operating subsidiary, which is a limited liability company established in China. We will rely on dividends paid by our Chinese subsidiary for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to regulations that will permit our Chinese subsidiary to pay dividends to us only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Our Chinese subsidiary is also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends. In addition, our Chinese subsidiary is required to allocate a portion of its after-tax profit to its enterprise expansion fund and the staff welfare and bonus fund at the discretion of its board of directors. Any limitations on the ability of our Chinese subsidiary to pay dividends or other distributions to us could have a material adverse effect on our ability to grow, make investments or acquisitions, pay dividends to you, and otherwise fund or conduct our business.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiary is a limited liability company under PRC law. A PRC limited liability company can only conduct business within its approved business scope, which ultimately appears on its business license. In order for us to expand our business beyond the scope of our license, we would be required to enter into a negotiation with the authorities for the approval to expand the scope of our business. We cannot assure you that we would be able to obtain the necessary government approval for any change or expansion of our business scope.  As a result, if there were adverse events affecting our battery business, our flexibility in crafting a corporate response would be limited.

We may be classified as a “resident enterprise” for PRC enterprise income tax purposes, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

The Enterprise Income Tax Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income. In addition, a recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. This circular also subjects such “resident enterprises” to various reporting requirements with the PRC tax authorities. Under the implementation regulations to the enterprise income tax, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. In addition, the circular mentioned above details that certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises will be classified as “resident enterprises” if the following are located or resident in China: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the directors with voting rights or senior management. If the PRC tax authorities determine that we are a “resident enterprise,” we may be subject to enterprise income tax at a rate of 25% on our worldwide income and dividends paid by us to our non-PRC shareholders as well as capital gains recognized by them with respect to the sale of our stock may be subject to a PRC withholding tax. This will have an impact on our effective tax rate, a material adverse effect on our net income and results of operations, and may require us to withhold tax on our non-PRC shareholders.

We may be subject to fines and legal or administrative sanctions if we or our PRC citizen employees fail to comply with PRC regulations with respect to the registration of such employees’ share options and stock grants.

Pursuant to the Implementation Rules of the Administration Measure for Individual Foreign Exchange, issued in January 2007 by SAFE and the relevant guidance issued by SAFE in March 2007, PRC domestic individuals who have been granted shares or share options by an overseas listed company according to its employee share option or share incentive plan are required, through the PRC subsidiary of such overseas-listed company or other qualified PRC agents, to register with SAFE and complete certain other procedures related to the share option or other share incentive plan. Accordingly, our employees who are PRC nationals resident in China to whom we grant shares or share options will be subject to these rules. In addition, we, our PRC subsidiaries or other qualified PRC agent are required to appoint an asset manager or administrator and a custodian bank, as well as to open a foreign currency account to handle transactions relating to the share option or other share incentive plan. If we or our PRC option holders fail to comply with these rules, we may be subject to fines up to RMB300,000 and other legal or administrative sanctions.

 We may have difficulty defending our intellectual property rights from infringement which may undermine our competitive position.

We have been designing and developing new technology. We rely on a combination of patents, trade secret laws, and restrictions on disclosure to protect our intellectual property rights. Unauthorized use of our technology could damage our ability to compete effectively.  We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. Our trade secrets may become known or be independently discovered by our competitors. Policing the unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. The outcome of such potential litigation may not be in our favor and any success in litigation may not be able to adequately protect our rights. Such litigation may be costly and divert management attention away from our business. An adverse determination in any such litigation would impair our intellectual property rights and may harm our business, prospects and reputation. Enforcement of judgments in China is uncertain and even if we are successful in such litigation it may not provide us with an effective remedy. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that we will be able to obtain licenses from third-parties that we may need to conduct our business or that such licenses can be obtained at a reasonable cost.

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

Our headquarters and manufacturing facility are located in the Yongle Economic/Technical Development Zone in the Tongzhou District of Beijing.  We utilize a 67,000 square meter factory with 6,000 square meters dedicated to production.  The Company rents the production facility from an unrelated third party under a lease that terminates on December 31, 2012.   The minimum annual lease payments are $231,674.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

The Company’s common stock is quoted on the Pink Sheets under the symbol “SMGH.” Until February 2011 the common stock was quoted on the OTC Bulletin Board.  Set forth below are the high and low bid prices for each of the quarters between  January 1, 2009 and December 31, 2010.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid
Quarter Ending	High	Low
March 31, 2009	$0.02	$0.02
June 30, 2009	$0.03	$0.02
September 30, 2009	$0.03	$0.03
December 31, 2009	$0.03	$0.02

March 31, 2010	$0.04	$0.02
June 30, 2010	$0.07	$0.04
September 30, 2010	$0.07	$0.01
December 31, 2010	$0.01	$0.01

(b) Shareholders

Our shareholders list contains the names of 80 registered stockholders of record of the Company’s Common Stock.

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

 (d)  Securities Authorized for Issuance Under Equity Compensation Plans.

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of
December 31, 2010.

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

(e)  Sale of Unregistered Securities

The Company did not sell any unregistered securities during the 4th quarter of 2010.

 (f) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2010.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

In the fall of 2010 a subsidiary of the Company acquired the registered equity of  Beijing Yupeng Hengli Technology Ltd. (“BJHL”) in exchange for twenty million (20,000,000) shares of Company common stock.  For accounting purposes, this is a capital transaction treated for financial reporting purposes as a reverse merger.  It is accounted for as a recapitalization of the accounting acquirer (BJHL) and a reorganization of the accounting acquiree (Beijing Telecom, the subsidiary that made the acquisition).  Accordingly, the comparison below is done using the historical statements of BJHL for the period prior to the merger.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue for the year ended December 31, 2010 was $4,164,057, an increase of $3,634,425 or 686% over the year ended December 31, 2009.  This rapid growth is a result of the continued development of our sales and marketing effort and strengthened relations with clients in the mining industry.  The large percentage increase in 2010 is also a reflection of the low base in 2009, as one would expect as start-up activities ramp up.

The Company generally recognizes revenue when products are shipped to unaffiliated customers or picked up by unaffiliated customers from the company’s warehouse, title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed and determinable.  We warrant our products in the event of defect for a period of one year from the date of shipment.  For the two years ended December 31, 2010, no returns have occurred.  Accordingly, no allowances or product reserve was considered necessary.
As revenues increased significantly, the cost of goods sold for the year ended December 31, 2010 was $3,261,160 versus $475,010 for the year ended December 31, 2009, an increase of $2,786,150 or 586%.

The Company’s gross profit was $902,897 for the year ended December 31, 2010 as opposed to $54,622 for the year ended December 31, 2009.  This represents an increase of $848,275 and reflects the expanded and intensified sales and marketing activities.  The overall gross profit rate rose by 11.4 percentage points in 2010 from 2009, increasing from 10.3% in the year ended December 31, 2009 to 21.7% in the year ended December 31, 2010.  The margin expansion reflects the initiation of original manufacturing of PLI batteries as opposed to resales and scale efficiencies in distribution.

Net income for the year ended December 31, 2010 was $487,979 compared to a loss of $15,001 for the year ended December 31, 2009.  This improvement was achieved in spite of a meaningful increase of operating expenses, from $69,782 in 2009 to $272,790.  This expense growth is consistent with an intensified sales effort and the initiation of manufacturing activities.  The fourth quarter of 2010 also reflected higher professional fees relating to the acquisition.

Net income as a percentage of sales was 11.7% for the year ended December 31, 2010.  We anticipate that this percentage will improve in future periods as the business mix shifts in favor of sales of PLI batteries that we manufacture as opposed to resales.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet, the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended December 31, 2010, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $52,683.  During the year ended December 31, 2009, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $172.

Liquidity and Capital Resources

To date, the Company has been financed by paid-in capital from the company founders, cash generated from operations, and a $106,808 non-interest bearing note from an individual who had been a shareholder at the time when the credit was extended.   As a result of these factors, we had working capital of $1,681,860 at December 31, 2010, consisting primarily of accounts receivable, inventories and cash on hand.  The allowance for doubtful accounts netted against the total accounts receivable is $1,856, a relatively low level of .16%, reflecting our confidence, in light of all the circumstances, that we will be paid by our customers.  Our bad debt expenses were $745 in the year ended December 31, 2009 and zero in the ended December 31, 2010.  Consistent with ramped up sales activities and the start of manufacturing operations, our inventories of finished goods, work-in-progress and raw materials increased from $32,410 on December 31, 2009 to $312,996 on December 31, 2010.  Cash on hand rose from $35,447 on December 31, 2009 to $95,261 on December 31, 2010.
The Company has no long term liabilities.  Therefore, we believe that we can continue to fund operations at the current level of activity.  However, in order to finance the Company’s continuing growth and construction of a new manufacturing facility, we will need to develop alternative sources of funds.  The Company is currently negotiating with investment bankers and seeking loans from commercial banks.  However, no financing agreements are yet in place.

Critical Accounting Policies and Estimates

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2010.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	14

Consolidated Balance Sheets as of December 31, 2010 and 2009	15

Consolidated Statements of Operations and Other Comprehensive Income
for the Years Ended December 31, 2010 and 2009	16

Consolidated Statements of Changes in Stockholders’ Equity/(Deficit)
for the Years Ended December 31, 2010 and 2009	17

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010 and 2009	18

Notes to Consolidated Financial Statements	19

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT
2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Smooth Global (China) Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Smooth Global (China) Holdings, Inc. and subsidiaries as of  December 31, 2010 and 2009, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2010.  Smooth Global (China) Holdings, Inc.'s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smooth Global (China) Holdings, Inc. and subsidiaries as of  December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
April 15, 2011

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$95,261	$35,447
Notes receivable	75,621	-
Accounts receivable, net (Note 4)	1,176,039	112,408
Advance to suppliers	21,943	549
Inventories (Note 5)	312,996	32,410
Total current assets	1,681,860	180,814

Property, Plant, and Equipment, net (Note 6)	102,770	13,997

Lease Security Deposit	15,835	687

Total Assets	$1,800,465	$195,498

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	517,255	71,256
Accrued expenses	88,640	1,540
Advance from customers	39,035	66,660
VAT and other taxes payable	413,334	(622)
Corporate taxes payable	165,116	-
Due to a related party (Note 10)	106,807	-
Total Current Liabilities	1,330,187	138,834

Commitments and Contingencies (Note 11)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
38,381,375 shares issued and outstanding as of December 31, 2010
20,000,000 shares issued and outstanding as of December 31, 2009	38,381	20,000
Additional paid-in capital	(92,631)	52,948
Retained earnings	471,545	(16,434)
Accumulated other comprehensive income	52,983	150
Stockholders' Equity	470,278	56,664

Total Liabilities and Stockholders' Equity	$1,800,465	$195,498

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Year Ended
	December 31,
	2010	2009

Revenues
Sales	4,164,057	529,632
Costs of Sales	3,261,160	475,010
Gross Profit	902,897	54,622

QTC Consultancy Income	18,747	-

Operating Expenses
Selling expenses	70,193	31,024
Payroll	44,969	15,700
Pension and employee benefit	82,619	3,787
Depreciation expenses	7,702	2,295
Office rent	9,342	8,245
Office expenses	57,965	8,731
Total Operating Expenses	272,790	69,782

Income (Loss) from Operations	648,854	(15,160)

Other Income
Interest income	174	159
Total other income	174	159

Income (Loss) before provision
for Income Tax	649,028	(15,001)

Provision for Income Tax	(161,049)	-

Net Income (Loss)	487,979	(15,001)

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	52,683	172

Comprehensive Income (Loss)	$540,662	$(14,829)

Basic and fully diluted earnings (loss) per share	$0.01	$(0.00)

Weighted average shares outstanding	38,381,375	20,000,000

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Accumulated
	Common Stock		Additional		Other	Total
	$0.001 Par Value		Paid-in	Retained	Comprehensive	Owners'
	Shares	Amount	Capital	Earnings	Income	Equity

Balances at
December 31, 2008	1,000	$1,000	$71,948	$(1,433)	$(22)	$71,493

Common stock issued for
acquisition of Smooth Global
(reverse merger)	20,000,000	20,000	(20,000)	-	-	-

Smooth Global share exchange	(1,000)	(1,000)	1,000	-	-	-

Net Income (Loss)	-	-	-	(15,001)	-	(15,001)

Other comprehensive income-
effects of exchange rates	-	-	-	-	172	172

Balances at
December 31, 2009	20,000,000	$20,000	$52,948	$(16,434)	$150	$56,664

Reverse merger adjustment*	18,381,375	18,381	(145,579)	-	-	(127,198)

Net Income (Loss)	-	-	-	487,979	-	487,979

Other comprehensive income-
effects of exchange rates	-	-	-	-	52,833	52,833

Balances at
December 31, 2010	38,381,375	$38,381	$(92,631)	$471,545	$52,983	$470,278

* The reverse merger adjustment represents the recording of the minority shareholders’ shares outstanding at the time of the reverse merger.

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2010	2009
Operating Activities

Net income (loss)	$487,979	$(15,001)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	7,702	2,295
Reverse merger effect	(127,198)	-
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(1,051,966)	(112,348)
(Increase)/notes receivable	(75,062)	-
(Increase)/Decrease in advance to suppliers	(21,217)	(549)
(Increase)/Decrease in inventories	(277,415)	(32,393)
(Increase)/Decrease in contract security deposit	(15,013)	(687)
Increase/(Decrease) in accounts payable	440,291	71,219
Increase/(Decrease) in accrued expenses	87,166	-
Increase/(Decrease) in advance from customers	(30,440)	66,705
Increase/(Decrease) in VAT and other taxes payable	410,918	(622)
Increase/(Decrease) in corporate taxes payable	163,896	-
Net cash provided (used) by operating activities	(359)	(21,381)

Investing Activities

Purchase of fixed assets	(87,925)	(16,283)
Net cash provided (used) by investing activities	(87,925)	(16,283)

Financing Activities

Proceeds from related parties	106,018	-
Net cash provided (used) by financing activities	106,018	-

Increase (decrease) in cash	17,734	(37,664)
Effects of exchange rates on cash	42,080	163
Cash at beginning of the period	35,447	72,948
Cash at end of the period	$95,261	$35,447

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND OPERATIONS

Smooth Global (China) Holdings, Inc. ("Smooth Global (China)" or the "Company") was incorporated under the laws of the State of Nevada on December 2, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value.  Currently, the Company principally engages in the business of design, manufacture and distribution of rechargeable polymer lithium-ion batteries in the People's Republic of China ("PRC'), through its wholly-owned subsidiaries, Smooth Global Services Limited ("Smooth Global"), a limited liability company incorporated on January 25, 2006 in the British Virgin Island ("BVI") .

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

On June 28, 2007, Smooth Global established a wholly owned subsidiary, Smooth Global (Beijing) Telecom Science Limited ("Beijing Telecom") in the Beijing City, PRC.  Beijing Telecom was incorporated under the Company Law of PRC as a limited liability company with registered capital of $100,000.  Beijing Telecom was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized in PRC.

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

On December 16, 2010, the Trustees terminated the Agreements with Beijing Telecom, and accordingly, Beijing Telecom lost its effective control over GRT.  Therefore, the consolidated financial statements of Smooth Global and its wholly owned subsidiary, Beijing Telecom, do not include the financial statements of GRT.  In connection with the termination of the Agreements, Ms. Zheng Shuying transferred and surrendered  20,000,000 shares of the Company's common stock to the Company as treasury stock.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND OPERATIONS (continued)

On December 16, 2010, Beijing Telecom finished the acquisition of 100% of the registered capital of Beijing Yupeng Hengli Technology Co., Ltd. ("Yupeng Hengli"). In connection with the acquisition, the Company issued 20,000,000 shares of its treasury stock to the two prior registered owners of Yupeng hengli, Mr. Wang, Xiaoping and Mr. Zhu, Chenyu, and their assignees, all of them are PRC citizen.  Upon completion of this transaction, Yupeng Hengli became a wholly-owned subsidiary of Beijing Telecom.

The acquisition of Yupeng Hengli resulted in a capital transaction accounted for as a reverse merger.  The transaction was treated for accounting purposes as a recapitalization of the accounting acquirer (Yupeng Hengli) and a reorganization of the accounting acquiree (Beijing Telecom). Accordingly, the historical financial statements presented prior to the merger are the historical financial statements of Yupeng Hengli.

Under the Company Law of PRC, Yupeng Hengli was incorporated on December 23, 2008 in Beijing City, PRC , as a limited liability company with a registered capital of RMB 500,000 (equivalent to US$72,948).   Yupeng Hengli started its operation with distribution of rechargeable polymer lithium-ion batteries  in PRC in 2009.  Beginning from January 2010, Beijing Yupeng is engaged in the business of design, manufacture, and distribution of rechargeable polymer lithium-ion batteries in PRC.

Smooth Global (China) also wholly own Gold Profit (Asia) Group Limited ("Gold Profit"), a limited liability company incorporated in the BVI on July 28, 2006, which in turn wholly own Beijing Quan Tong Chang Information Service Limited a/k/a Beijing Smooth Global Information Services Ltd. (”QTC”), a limited liability company incorporated in Beijing City, PRC on August 2, 2003. Currently, QTC is engaged to provide business information consultant services.

Yupeng Hengli and QTC are the two of these affiliated companies that are engaged in business operations.  Smooth Global (China), Gold Profit, Smooth Global, and Beijing Telecom are all holding companies, whose business is to hold an equity ownership interest in Yupeng Hengli and QTC.   All these affiliated companies are hereafter referred to as the "Company", whose structure is outlined as following:

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

Subsequent Events

The Company evaluated subsequent events through the date of issuance of these financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements, or all such material events have been fully disclosed.

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

Foreign Currencies Translation

The Company maintains its books and accounting records in PRC currency "Renminbi" ("RMB"), which is determined as the functional currency.  Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates quoted by the People’s Bank of China (“PBOC”) prevailing at the date of the transactions. Monetary assets and liabilities denominated in currencies other than RMB are translated into RMB using the applicable exchange rates quoted by the PBOC at the balance sheet dates. Exchange differences are included in the statements of changes in owners' equity.  Gain and losses resulting from foreign currency transactions are included in operations.

The Company’s financial statements are translated into the reporting currency, the United States Dollar (“US$”).  Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period.  Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive income (loss) in the owners’ equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2010	6.61180	6.661031434
Year ended December 31, 2009	6.83720	6.84088

Statement of Cash Flows

In accordance with ASC 830-230, “Statement of Cash Flows”, cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Measurements

The Company applies the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC Subtopic 820-10 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

	Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2:
Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3:
Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, loan receivables, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be measured at fair value on a recurring basis on the consolidated balance sheets in accordance with ASC 820.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes its revenues net of sales taxes and sales-related taxes. In accordance with FASB ASC 605, "Revenue Recognition", the Company recognizes revenue when the earnings process is complete. This generally occurs when services have been rendered and accepted or products are shipped to unaffiliated customers or picked up by unaffiliated customers in the Company's warehouse, title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable.  The corresponding shipping and handling costs are included in the selling expenses.

The Company warrants the product only in the event of defects for one year from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the years ended December 31, 2010 and 2009, no such returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed. Payments received prior to satisfying the Company’s revenue recognition criteria are recorded as advance from customers.

Product warranty

The Company provides product warranties to its customers that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's costs and expenses in connection with such warranties has been immaterial and during the two-year period ended December 31 2010, no product warranty reserve was considered necessary.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. Management regularly reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable and the adequacy of the allowance.  In circumstances in which we receive payment for accounts receivable which have previously been written off, we reverse the allowance and bad debt expenses.

Inventory

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if they are below cost. Management regularly evaluates the composition of the Company’s inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

Building and warehouses	20 years
Machinery and equipment	7 to 10 years
Office equipment and furniture	5 years
Motor vehicles	5 years

Valuation of Long-Lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2010 and 2009, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the years ended December 31, 2010 and 2009, respectively.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs”. Advertising expenses were included in selling expenses. Advertising expenses were immaterial for the years ended December 31, 2010 and 2009, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Value-added Tax ("VAT") and other taxes

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT).  The VAT collected on sales is netted against the taxes paid for purchases of cost of goods sold to determine the amounts payable and refundable. The Company presents VAT on a net basis.

The Company is subject to various taxes such as  City Development Tax, and Education tax to the local government tax authorities. The City Development Tax and Education Tax are generally collected on a certain percentage of VAT.

Comprehensive Income

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

Segment Reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in one business segment for the years ended December 31, 2010 and 2009, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Related parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

China Contribution Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution.

The Company made the provisions based on the number of qualified employees and the rate and base regulated by the government. However, the Company did not make full monthly contribution to these funds.  In the event that any current or former employee files a complaint with the PRC government, the Company may be subject to administrative fines. The Company believes that these fines would  be minimal, and accrual for such fines has been made in this regard.

Statutory Reserves

Pursuant to the applicable laws in the PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital.  Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  Beginning from January 1, 2006, enterprise is no longer required to make appropriation to the statutory public welfare fund. No appropriations to the discretionary surplus reserve have been made.

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

Although the PRC Income Tax Law allows the enterprises to offset their future net income with operating losses carried forward, an enterprise need approval from the local tax authority before it can claim such tax benefit, and the outcome of the application is generally uncertain.  Therefore, the Management established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded.

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

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, "Interim Reporting".  The Company has determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the years ended December 31, 2010 and 2009, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In December 2010, FASB issued an amendment to goodwill impairment test. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,	December 31,
	2010	2009

Accounts receivable	$1,177,895	$114,264
Less: Allowance for doubtful accounts	(1,856)	(1,856)
Accounts receivable, net	$1,176,039	$112,408

Bad debt expense charged to operations was $0 and $745 for the year ended December 31, 2010 and 2009, respectively.

Note 5-	INVENTORIES

Inventories consist of following:

	December 31,	December 31,
	2010	2009

Finished goods	$199,775	$24,095
Work-in-progress	54,059	-
Raw materials	59,162	8,315
Total	$312,996	$32,410

Note 6-	PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	December 31,	December 31,
	2010	2009

Machinery and equipment	$16,562	$-
Office equipment and furniture	16,089	2,494
Motor vehicles	87,360	13,798
	120,011	16,292

Less: Accumulated depreciation	(17,241)	(2,295)

Total	$102,770	$13,997

Depreciation expense charged to operations was $56,540 and $2,296 for the year ended December 31, 2010 and 2009, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	CORPORATE INCOME TAX

Gold Profit and Smooth Global are registered in the BVI. Under the current laws of the BVI, the Company is not subject to tax on income or capital gains. Additionally, upon payments of dividends by the Company to its shareholders, no BVI withholding tax will be imposed. Gold Profit and Smooth Global had no income during the period.

PRC Income Tax

Under the Income Tax Laws of the PRC, the Company is generally subject to tax at a statutory rate of 25%.

QTC and Beijing Telecom Income Tax

QTC and Beijing Telecom are subject to effective income tax rate of 25% beginning from January 1, 2008.

The provision for income taxes on earnings consists of the following:

For the Year Ended
December 31,
	2010	2009
PRC Enterprise Income Taxes	$-	$-
United States Federal Income Taxes	-	-
Total Provision for Income Taxes	$-	$-

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	For the Year Ended
	December 31,
	2010	2009
U.S. Statutory tax rate	34.00%	34.00%
Foreign income not recognized in the United States	-34.00%	-34.00%
PRC enterprise income tax rate	25.00%	25.00%
Effect of tax holiday	-25.00%	-25.00%
Effective income tax rate	-	-

There are no significant permanent or temporary differences between book and taxable income.

QTC had net operating losses of approximately $188,118 and $129,702 carried from prior years as of December 31, 2010 and 2009, respectively.  Beijing Telecom had net operating losses of approximately $92,346 and $61,811 carried from prior years as of December 31, 2010 and 2009, respectively. Although the PRC Income Tax Law allows the enterprises to offset their future taxable income with operating losses carried forward in a 5-year period, enterprises need approval from local tax authority before they can claim such tax benefit, and the outcome of the application is generally uncertain. Therefore, the Management established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded as a result of these losses.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	CORPORATE INCOME TAX (continued)

YPHL Income Tax

YPHL subject to effective income tax rate of 25% beginning from January 1, 2008.

The provision for income taxes on earnings consists of the following:

	For the Year Ended
	December 31,
	2010	2009
PRC Enterprise Income Taxes	$161,049	$-
United States Federal Income Taxes	-	-
Total Provision for Income Taxes	$161,049	$-

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	For the Year Ended
	December 31,
	2010	2009
U.S. Statutory tax rate	34.00%	34.00%
Foreign income not recognized in the United States	-34.00%	-34.00%
PRC enterprise income tax rate	25.00%	25.00%
Effective income tax rate	25.00%	25.00%

There are no material permanent or temporary differences between book and taxable income.

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s tax filings results are subject to change. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings, which may lead to additional tax liabilities.

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes on January 1, 2007. The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the standard “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	CORPORATE INCOME TAX (continued)

Accounting for Uncertainty in Income Taxes

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

Note 8-	ACQUISITION

On September 30, 2010, the prior owners of Yupeng Hengli entered into a Share Exchange Agreement (the “Agreement”) with Smooth Global (China). Pursuant to the Agreement, the prior owners of Yupeng Hengli agreed to transfer their 100% equity ownerships interest of Yupeng Hengli to Beijing Telecom for 20,000,000 shares of common stock of Smooth Global (China). Upon the completion of the transfer on December 16, 2010, Yupeng Hengli became a wholly-owned subsidiary of Beijing Telecom.

Note 9-	DUE TO A RELATED PARTY

Due to a related party represents loans from Ms. Zheng to finance the operations of QTC and Beijing Telecom due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from these activities are classified as cash flows from financing activities.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-	CONCENTRATIONS AND CREDIT RISKS

The Company maintains its cash and cash equivalents with various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Major Customer

For the years ended December 31, 2010 and 2009, no customer had net sales exceeding 10% of the Company’s total net sales for the respective period.

Major Suppliers

For the years ended December 31, 2010 and 2009, the Company’s one largest supplier accounted for 76.6% and 99%, respectively, of the Company’s total purchases. The account payable balances for the Company’s largest supplier was $79,048 and $26,268 as of December 31, 2010 and 2009, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	COMMITMENTS AND CONTINGENCIES

Minimum Lease Payments on Operating Lease

The Company rents a production facility and significant production equipment from a third party for a three-year period ended December 31, 2012.  Rent expense amounted to $233,671 and $nil  for the year ended December  31, 2010 and 2009, respectively.  As of December 31, 2010, the future minimum lease payments for the lease are as following:

Year ending	Lease
December 31,	Payment

2011	231,674
2012	231,674
$463,348

Lack of Insurance

The Company does not carry any business interruption insurance, products liability insurance or any other insurance policy.  As a result, the Company may incur uninsured losses, increasing the possibility that the investors would lose their entire investment in the Company.

The Company could be exposed to liabilities or other claims for which the Company has no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy.  As a result, the Company may incur uninsured liabilities and losses as a result of the conduct of its business. There can be no guarantee that the Company will be able to obtain insurance coverage in the future, and even if it can obtain coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of the Company’s common stock could lose their entire investment.

Because the Company does not carry products liability insurance, a failure of any of the products marketed by the Company may subject the Company to the risk of product liability claims and litigation arising from injuries allegedly caused by the unqualified composition or quality of its products. The Company cannot assure that it will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent the Company incurs any product liability or other litigation losses, its expenses could materially increase. There can be no assurance that the Company will have sufficient funds to pay for such expenses, which could end its operations and the investors would lose their entire investment.

Environmental

In the ordinary course of its business, the Company is subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances.  Currently, our environmental compliance costs are immaterial to our operating costs.  However, changes in these laws and regulations may significantly increase our environmental compliance costs and therefore have a material adverse effect on the Company’s financial position and results of operations.  Also, any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	COMMITMENTS AND CONTINGENCIES (continued)

Risks of losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of September 30, 2010 and December 31, 2009, the Company has not experienced any uninsured losses from injury to others or other losses.

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

(c)   Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

b.           Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in China.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our executive office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2010.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Xiaojing Xu	26	Chief Executive Officer, Director	2010
Hui Liang	27	Chief Financial Officer, Director	2010
Chenyu Zhu	28	Chief Operating Officer, Director	2010

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Xiaojing Xu has been appointed to the Company’s board of directors to contribute his vision for the growth of BJHL, a company that he founded.  Mr. Xu has been employed by BJHL as Chief Executive Officer, Director and Senior Researcher since 2008.  From 2007 to 2008 Mr. Xu was employed by the Shanxi Chemical Industry Institute as a researcher.  In 2007 Mr. Xu was awarded a Bachelor’s Degree with a concentration in chemistry by the Xi’an University of Architecture and Technology.

Hui Liang has been appointed to the Company’s board of directors to contribute his expertise in cross-border accounting and financial management.  From 2008 to 2011 Mr. Liang was employed as Senior Associate by BDO China, the Chinese branch of the international accounting firm.  From 2006 to 2008 Mr. Liang was employed as Associate by the Shu Lun Pan CPA Firm.  In 2006 Mr. Liang was awarded a Bachelor’s Degree with a concentration in economics by Sichuan University.

Chenyu Zhu has been appointed to the Company’s board of directors to contribute his experience in the management of high tech enterprises.  Since it was founded in 2008, Mr. Zhu has been employed by BJHL as Chief Technology Officer and Director.  From 2005 to 2008 Mr. Zhu was employed as a Researcher by the Institute of Nickel and Cobalt of Gansu Province.  In 2005 Mr. Zhu was awarded a Diploma in Chemistry by Lanzhou University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2010, except that none of the officers and directors has filed a Form 3.

ITEM 11.	EXECUTIVE COMPENSATION

Our current Chief Executive Officer, Xiaojing Xu, assumed that position at the end of 2010.  The following table sets forth all compensation awarded to, earned by, or paid Smooth Global and its subsidiaries to Zheng Shuying, who served as its Chief Executive Officer during the years ended December 31, 2010, 2009 and 2008.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2010 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zheng Shuying	2010	$0	--	--	--	--
	2008	$0	--	--	--	--
	2008	$85,650	--	--	--	--

Employment Agreements

All of our executive officers are employed on an at-will basis.

Compensation of Directors

Employees who are also members of the Board of Directors are not additionally compensated for their services as a director.  We currently have no directors who are not also employees.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2010 and those options held by her on December 31, 2010.

Option Grants in the Last Fiscal Year
	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Xiaojing Xu	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2010 and held by them unvested at December 31, 2010.

              Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Xiaojing Xu	--	--

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There are 38,381,335 shares of Smooth Global common stock issued and outstanding.  The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this Report by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Xiaojing Xu, our Chief Executive Officer;

•	each of our directors; and

•	all directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

	Amount and Nature
Name and Address	of Beneficial	Percentage
of Beneficial Owner(1)	Ownership(2)	of Class
Xiaojing Xu	3,665,000	9.5%
Hui Liang	2,475,000	6.4%
Chenu Zhu	0 --

All officers and directors (3 persons)	6,140,039	16.0%
________________________________
(1) The address of each shareholder is Room 618, Building Hui An Xuan, +17 Anyuan Road, Chaoyang District, Beijing, P.R. China 100101.
(2) All shares are owned of record and beneficially.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Keith K. Zhen, CPA billed $_________ to the Company for professional services rendered for the audit of fiscal 2010 financial statements and review of the financial statements included in fiscal 2010 10-Q filings.  Keith K. Zhen, CPA billed $47,000 to the Company for professional services rendered for the audit of fiscal 2008 financial statements.

Audit-Related Fees

Keith K. Zhen, CPA billed $0 to the Company during 2010 for assurance and related services that are reasonably related to the performance of the 2010 audit or review of the quarterly financial statements.  Keith K. Zhen, CPA billed $0 to the Company during 2009 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.

Tax Fees

Keith K. Zhen, CPA billed $0 to the Company during 2010 for professional services rendered for tax compliance, tax advice and tax planning.  Keith K. Zhen, CPA billed $0 to the Company during 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Keith K. Zhen, CPA billed $0 to the Company in 2010 and $0 in 2009 for services not described above.
 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Keith K. Zhen, CPA.

ITEM 15                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
Beijing Quan Tong Chang Information Service Limited, a PRCcorporation
Smooth Global Services Limited, a BVI corporation
Smooth Global (Beijing) Telecom Science Limited, a PRC corporation
Beijing Yupeng Hengli Technology Ltd., a PRC corporation
31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smooth Global (China) Holdings, Inc.

By: /s/ Xiaojing Xu
Xiaojing Xu, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on May 19, 2011 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Xiaojing Xu
Xiaojing Xu, Director,
Chief Executive Officer,

Hui Liang
Hui Liang, Director
Chief Financial Officer
Chief Accounting Officer

Chenyu Zhu
Chenyu Zhu, Director