Form 10-Q
period 2011-03-31
Smooth Global (China) Holdings, Inc.
filed 2011-05-24
CIK 1077637

 U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
May 23, 2011
Common Stock: 38,381,375 shares

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-19

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$55,148	$95,261
Notes receivable	41,094	75,621
Accounts receivable, net (Note 4)	1,360,656	1,176,039
Advance to suppliers	16,243	21,943
Inventories (Note 5)	371,160	312,996
Total current assets	1,844,301	1,681,860

Property, Plant, and Equipment, net (Note 6)	98,087	102,770
Intangible Asset-Patent, net	696	-
Lease Security Deposit	15,935	15,835

Total Assets	$1,959,019	$1,800,465

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	562,986	517,255
Accrued expenses	162,532	88,640
Advance from customers	83,136	39,035
VAT and other taxes payable	419,753	413,334
Corporate taxes payable	165,775	165,116
Due to a related party (Note 7)	112,032	106,807
Total Current Liabilities	1,506,214	1,330,187

Commitments and Contingencies (Note 9)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
38,381,375 shares issued and outstanding as of
March 31, 2011 and December 31, 2010	38,381	38,381
Additional paid-in capital	(92,631)	(92,631)
Retained earnings	451,120	471,545
Accumulated other comprehensive income	55,935	52,983
Stockholders' Equity	452,805	470,278

Total Liabilities and Stockholders' Equity	$1,959,019	$1,800,465

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenues
Sales	$728,767	$806,952
Costs of Sales	650,914	635,531
Gross Profit	77,853	171,421

Operating Expenses
Selling expenses	46,410	8,591
Payroll	16,384	10,161
Pension and employee benefit	22,408	2,818
Depreciation expenses	3,189	774
Office rent	4,553	2,063
Office expenses	6,419	2,078
Total Operating Expenses	99,363	26,485

Income (Loss) from Operations	(21,510)	144,936

Other Income
Interest income	47	27
Other income	1,038	-
Total other income	1,085	27

Income (Loss) before provision
for Income Tax	(20,425)	144,963

Provision for Income Tax	-	(34,426)

Net Income (Loss)	(20,425)	110,537

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	2,952	5

Comprehensive Income (Loss)	$(17,473)	$110,542

Basic and fully diluted earnings (loss) per share	$(0.00)	$0.01

Weighted average shares outstanding	38,381,375	20,000,000

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(20,425)	$110,537
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	3,189	774
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(176,634)	(247,425)
(Increase)/notes receivable	34,904	(65,828)
(Increase)/Decrease in advance to suppliers	5,823	(77,586)
(Increase)/Decrease in inventories	(56,013)	(223,032)
(Increase)/Decrease in contract security deposit	-	(14,629)
Increase/(Decrease) in accounts payable	42,324	313,562
Increase/(Decrease) in accrued expenses	73,307	-
Increase/(Decrease) in advance from customers	43,532	71,047
Increase/(Decrease) in VAT and other taxes payable	3,784	107,524
Increase/(Decrease) in corporate taxes payable	(388)	34,425
Net cash provided (used) by operating activities	(46,597)	9,369

Investing Activities

Addition to intangible assets-Patent	(694)	-
Purchase of fixed assets	-	(6,330)
Net cash provided (used) by investing activities	(694)	(6,330)

Financing Activities

Proceeds from related parties	4,534	-
Net cash provided (used) by financing activities	4,534	-

Increase (decrease) in cash	(42,757)	3,039
Effects of exchange rates on cash	2,644	4
Cash at beginning of the period	95,261	35,447
Cash at end of the period	$55,148	$38,490

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Smooth Global (China) Holdings, Inc. and subsidiaries, (the “Company” or "Smooth Global (China)") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes for the year ended December 31, 2010.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Note 2-	ORGANIZATION AND OPERATIONS

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

On December 16, 2010, Beijing Telecom finished the acquisition of 100% of the registered capital of Beijing Yupeng Hengli Technology Co., Ltd. ("Yupeng Hengli"). In connection with the acquisition, the Company issued 20,000,000 shares of its treasury stock to the two prior registered owners of Yupeng hengli, Ms. Wang, Xiaoping and Mr. Zhu, Chenyu, and their assignees, all of whom are PRC citizens.  Upon completion of this transaction, Yupeng Hengli became a wholly-owned subsidiary of Beijing Telecom.

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

Smooth Global (China) also wholly owns Gold Profit (Asia) Group Limited ("Gold Profit"), a limited liability company incorporated in the BVI on July 28, 2006, which in turn wholly own Beijing Quan Tong Chang Information Service Limited a/k/a Beijing Smooth Global Information Services Ltd. (”QTC”), a limited liability company incorporated in Beijing City, PRC on August 2, 2003. Currently, QTC is engaged to provide business information consultant services.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Three months ended March 31, 2011	6.57010	6.58940
Three months ended March 31, 2010	6.83610	6.83603
Year ended December 31, 2010	6.61180	6.66103
Year ended December 31, 2009	6.83720	6.84088

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

The Company warrants the product only in the event of defects for one year from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the three months ended March 31, 2011 and 2010, no such returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed. Payments received prior to satisfying the Company’s revenue recognition criteria are recorded as advance from customers.

Product warranty

The Company provides product warranties to its customers that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's costs and expenses in connection with such warranties has been immaterial and as of March 31, 2011 and December 31, 2010, no product warranty reserve was considered necessary.

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

Valuation of Long-Lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized as of March 31, 2011 and December 31, 2010, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the three months ended March 31, 2011 and 2010, respectively.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs”. Advertising expenses were included in selling expenses. Advertising expenses were immaterial for the three months ended March 31, 2011 and 2010, respectively.

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

Segment Reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in one business segment for the three months ended March 31, 2011 and 2010, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2011 and 2010, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. The Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

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

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting.  The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes are effective beginning January 1, 2011.The  adoption of these new guidances did not have a material effect on the Company’s financial position and results of operations.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)

Accounts receivable	$1,362,512	$1,177,895
Less: Allowance for doubtful accounts	(1,856)	(1,856)
Accounts receivable, net	$1,360,656	$1,176,039

Bad debt expense charged to operations was $0 and $0 for the three months ended March 31, 2011 and 2010, respectively.

Note 5-	INVENTORIES

Inventories consist of following:

	March 31,	December 31,
	2011	2010
	(unaudited)

Finished goods	$247,337	$199,775
Work-in-progress	64,567	54,059
Raw materials	59,256	59,162
Total	$371,160	$312,996

Note 6-	PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	March 31,	December 31,
	2011	2010
	(unaudited)

Machinery and equipment	$16,666	$16,562
Office equipment and furniture	16,192	16,089
Motor vehicles	87,915	87,360
	120,773	120,011

Less: Accumulated depreciation	(22,686)	(17,241)

Total	$98,087	$102,770
Depreciation expense charged to operations was $3,189 and $774 for the three months ended March 31, 2011 and 2010, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	DUE TO A RELATED PARTY

Due to a related party represents loans from Ms. Shuying Zheng who was the CEO and the majority shareholder of the Company when the loans were made, to finance the operations of QTC and Beijing Telecom due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from these activities are classified as cash flows from financing activities.

Note 8-	CONCENTRATIONS AND CREDIT RISKS

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

Major Customer

For the three months ended March 31, 2011 and 2010, no customer had net sales exceeding 10% of the Company’s total net sales for the respective period.

Major Suppliers

For the three months ended March 31, 2011 and 2010, the Company’s one largest supplier accounted for 44.3% and 98.7%, respectively, of the Company’s total purchases. The account payable balances for the Company’s largest supplier was $164,823 and $209,259 as of March 31, 2011 and 2010, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	COMMITMENTS AND CONTINGENCIES

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	COMMITMENTS AND CONTINGENCIES (continued)

Risks of losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of March 31, 2011 and December 31, 2010, the Company has not experienced any uninsured losses from injury to others or other losses.

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

Results of Operations

Revenue for the three months ended March 31, 2011 was $728,767, a decrease of $78,185 or 9.7% from $806,952 for the three months ended March 31, 2010. During the same period, our costs of sales increased by $15,383, or 2.2%, from $635,531 to $650,914, resulting in a decrease of $93,568, or 54.6%, in gross profit. This decrease occurred because we relocated our production facility during the quarter. As a result, almost of all our sales in the three months ended March 31, 2011 were resales of batteries we purchased from other manufacturers, the cost of which substantially exceeds the costs of goods manufactured in our facility.

Operating expenses increased from $26,485 in the three months ended March 31, 2010 to $99,363 for the three months ended March 31, 2011, representing an increase of $72,878, or 275%. The increase was primarily attributable to the increase of $37,819 in the selling expense, a result of our efforts to develop our market share.  For the same reason,  our payroll and pension expense increased by $25,813 in the three months ended March 31, 2011, as we increased our staff in order to expand our business.

We experienced a net loss of 20,425 for the three months ended March 31, 2011, as compared to net income of $110,537 for the three months ended March 31, 2010.  As noted above, the change was primarily caused by the relocation of our manufacturing facility during the quarter.  We anticipate, therefore, that our operations will return to profitability during the remainder of 2011.

Liquidity and Capital Resources

To date, the Company has been financed by paid-in capital from the founders of Yupeng Hengli, cash generated from operations, and a $112,032 non-interest bearing loan from an individual who had been a shareholder at the time when the credit was extended. As a result of these factors, we had working capital of $338,087 at March 31, 2011.  The primary component of our working capital was accounts receivable totaling $1,360,656 (an increase of $176,634 during the quarter ended March 31, 2011).  The allowance for doubtful accounts netted against the total accounts receivable is $1,856, a relatively low level of .16%, reflecting our confidence, in light of all the circumstances, that we will be paid by our customers. We have had no bad debt expenses during the three months ended March 31, 2011 or the preceding two years.

Cash on hand decreased from $95,264 on December 31, 2010 to $55,148 on March 31, 2011, as our operations used $46,597 in cash.  Our use of cash was slightly greater than our net loss, as we increased our accounts payable and accrued expenses in rough proportion to the increase in our accounts receivable.

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
.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’ system of disclosure controls and procedures was effective as of March 31, 2010 for the purposes described in this paragraph.

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

Item 1A.               Risk Factors

There has been no material change to the risk factors set forth in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.                 Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.

Date: May 24, 2011	By: /s/ Xiaojing Xu
Xiaojing Xu, Chief Executive Officer

By: /s/ Hui Liang
Hui Liang, Chief Financial Officer