Form 10-Q
period 2011-06-30
Smooth Global (China) Holdings, Inc.
filed 2011-08-15
CIK 1077637

 U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2011

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐ Accelerated filer ☐  Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐   No☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
August 15, 2011
Common Stock: 38,381,375 shares

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$24,790	$95,261
Notes receivable	10,829	75,621
Accounts receivable, net (Note 4)	1,482,047	1,176,039
Advance to suppliers	169,434	21,943
Inventories (Note 5)	344,663	312,996
Total current assets	2,031,763	1,681,860

Property, Plant, and Equipment, net (Note 6)	94,293	102,770
Intangible Asset-Patent, net	708	-
Lease Security Deposit	16,197	15,835

Total Assets	$2,142,961	$1,800,465

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	603,820	517,255
Accrued expenses	184,480	88,640
Advance from customers	80,696	39,035
VAT and other taxes payable	452,330	413,334
Corporate taxes payable	190,977	165,116
Due to a related party (Note 7)	103,616	106,807
Total Current Liabilities	1,615,919	1,330,187

Commitments and Contingencies (Note 9)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
38,381,375 shares issued and outstanding as of
June 30, 2011 and December 31, 2010	38,381	38,381
Additional paid-in capital	(92,631)	(92,631)
Retained earnings	516,902	471,545
Accumulated other comprehensive income	64,390	52,983
Stockholders' Equity	527,042	470,278

Total Liabilities and Stockholders' Equity	$2,142,961	$1,800,465

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales	$868,900	$1,230,641	$1,597,667	$2,037,593
Costs of Sales	648,037	932,612	1,298,951	1,568,143
Gross Profit	220,863	298,029	298,716	469,450

Operating Expenses
Selling expenses	44,732	18,003	91,142	26,594
Payroll	23,422	12,180	39,806	22,341
Pension and employee benefit	23,058	2,932	45,466	5,750
Depreciation expenses	4,755	774	7,944	1,548
Office rent	4,610	2,063	9,163	4,126
Office expenses	30,769	6,068	37,188	8,146
Total Operating Expenses	131,346	42,020	230,709	68,505

Income (Loss) from Operations	89,517	256,009	68,007	400,945

Other Income
Interest income	38	48	85	75
Other income	6	-	1,044	-
Total other income	44	48	1,129	75

Income (Loss) before provision
for Income Tax	89,561	256,057	69,136	401,020

Provision for Income Tax	(23,779)	(65,829)	(23,779)	(100,255)

Net Income (Loss)	65,782	190,228	45,357	300,765

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	8,455	1,382	11,407	1,387

Comprehensive Income (Loss)	$74,237	$191,610	$56,764	$302,152

Basic and fully diluted earnings (loss) per share	$0.00	$0.01	$0.00	$0.02

Weighted average shares outstanding	38,381,375	20,000,000	38,381,375	20,000,000

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$45,357	$300,765
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	7,944	1,548
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(275,530)	(638,035)
(Increase)/notes receivable	65,666	(14,631)
(Increase)/Decrease in advance to suppliers	(145,100)	(44,660)
(Increase)/Decrease in inventories	(24,195)	(437,115)
(Increase)/Decrease in contract security deposit	-	(14,631)
Increase/(Decrease) in accounts payable	73,777	525,008
Increase/(Decrease) in accrued expenses	90,520	-
Increase/(Decrease) in advance from customers	42,331	43,048
Increase/(Decrease) in VAT and other taxes payable	29,165	226,239
Increase/(Decrease) in corporate taxes payable	21,802	100,255
Net cash provided (used) by operating activities	(68,263)	47,791

Investing Activities

Addition to intangible assets-Patent	(699)	-
Purchase of fixed assets	-	(16,022)
Net cash provided (used) by investing activities	(699)	(16,022)

Financing Activities

Payback of loans from a related party	(5,561)	-
Net cash provided (used) by financing activities	(5,561)	-

Increase (decrease) in cash	(74,523)	31,769
Effects of exchange rates on cash	4,052	580
Cash at beginning of the period	95,261	35,447
Cash at end of the period	$24,790	$67,796

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$1,978	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

On December 16, 2010, Beijing Telecom finished the acquisition of 100% of the registered capital of Beijing Yupeng Hengli Technology Co., Ltd. ("Yupeng Hengli"). In connection with the acquisition, the Company issued 20,000,000 shares of its treasury stock to the two prior registered owners of Yupeng Hengli, Ms. Wang, Xiaoping and Mr. Zhu, Chenyu, and their assignees, both of whom are PRC citizens.  Upon completion of this transaction, Yupeng Hengli became a wholly-owned subsidiary of Beijing Telecom.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Six months ended June 30, 2011	6.46400	6.54818
Six months ended June 30, 2010	6.80860	6.83603
Year ended December 31, 2010	6.61180	6.66103
Year ended December 31, 2009	6.83720	6.84088

Statement of Cash Flows

In accordance with ASC 830-230, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company warrants the product only in the event of defects for one year from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the six months ended June 30, 2011 and 2010, no such returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed. Payments received prior to satisfying the Company’s revenue recognition criteria are recorded as advance from customers.

Product warranty

The Company provides product warranties to its customers that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's costs and expenses in connection with such warranties has been immaterial and as of June 30, 2011 and December 31, 2010, no product warranty reserve was considered necessary.

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

Valuation of Long-Lived assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized as of June 30, 2011 and December 31, 2010, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the six months ended June 30, 2011 and 2010, respectively.

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs”. Advertising expenses were included in selling expenses. Advertising expenses were immaterial for the six months ended June 30, 2011 and 2010, respectively.

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

Segment Reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operated in one business segment for the six months ended June 30, 2011 and 2010, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the six months ended June 30, 2011 and 2010, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted.  The Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

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

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material affect on the Company's financial position and results of operations.

In December 2010, FASB issued an amendment to goodwill impairment test. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this new guidance did not have a material affect on the Company's financial position and results of operations.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)

Accounts receivable	$1,483,903	$1,177,895
Less: Allowance for doubtful accounts	(1,856)	(1,856)
Accounts receivable, net	$1,482,047	$1,176,039

Bad debt expense charged to operations was $0 and $0 for the six months ended June 30, 2011 and 2010, respectively.

Note 5-	INVENTORIES

Inventories consist of following:

	June 30,	December 31,
	2011	2010
	(unaudited)

Finished goods	$120,592	$199,775
Work-in-progress	82,092	54,059
Raw materials	141,979	59,162
Total	$344,663	$312,996

Note 6-	PROPERTY AND EQUIPMENT, NET

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	June 30,	December 31,
	2011	2010
	(unaudited)

Machinery and equipment	$16,940	$16,562
Office equipment and furniture	16,457	16,089
Motor vehicles	89,359	87,360
	122,756	120,011

Less: Accumulated depreciation	(28,463)	(17,241)

Total	$94,293	$102,770

Depreciation expense charged to operations was $7,944 and $1,548 for the six months ended June 30, 2011 and 2010, respectively.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	DUE TO A RELATED PARTY

Due to a related party represents loans from Ms. Shuying Zheng who was then the CEO and the majority shareholder of the Company when the loans were made, to finance the operations of QTC and Beijing Telecom due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from these activities are classified as cash flows from financing activities.

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

Major Customer

For the six months ended June 30, 2011, one customer accounted for 12.54% of the Company’s total net sales.  For the six months ended June 30, 2010, another customer accounted for 11.19% of the Company’s total net sales.

Major Suppliers

For the six months ended June 30, 2011 and 2010, the Company’s one largest supplier accounted for 74.92% and 53.73%, respectively, of the Company’s total purchases. The account payable balances for the Company’s largest supplier was $(105,654) and $216,398 as of June 30, 2011 and 2010, respectively.

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

Risks of losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of June 30, 2011 and December 31, 2010, the Company has not experienced any uninsured losses from injury to others or other losses.

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

Results of Operations

We relocated our production facility during 2011.  This had two major effects:

•
Revenue fell, as we were unable to ship product for a period of time.  Revenue for the three months ended June 30, 2011 was $868,900, a decrease of $361,741 or 29% from $1,230,641 for the three months ended June 30, 2010. Revenue for the six months ended June 30, 2011 fell by 22% to $1,597,667.

•
Gross profits also fell.  During the three and six month periods ended June 30, 2010 we achieved gross margin of 24% and 23%, respectively.  Although we achieved 25% gross margin in the three months ended June 30, 2011, our gross margin for the six month period then ended was less than 19%.  This decrease occurred because of the relocation of our facility, as almost of all our sales in the three months ended March 31, 2011 were resales of batteries we purchased from other manufacturers, the cost of which substantially exceeds the costs of goods manufactured in our facility.

Operating expenses increased from $42,020 in the three months ended June 30, 2010 to $131,346 for the three months ended June 30, 2011. For the six months ended June 30, 2011, the increase in operating expenses was $162,204, or 237%.  The increase was primarily attributable to an overall expansion of our operations, as we prepare to initiate efforts to develop our market share.  Toward that end, we increased each of the six categories of operating expenses, in particular expanding office expenses four-fold and selling expense three-fold.  Our plan is to develop our company into a significant participant in the market for batteries in China.  To do so, we need sufficient infrastructure within our organization to plan and implement the growth.

We achieved net income of $65,782 during the three months ended June 30, 2011, as compared to net income of $190,228 for the three months ended June 30, 2010.  Due to a loss in the first quarter, during most of which our facilities were closed, our net income for the six months ended June 30, 2011 was only $45,357, compared to net income of $300,765 in the six months ended June 30, 2010.  As noted above, the change was primarily caused by the relocation of our manufacturing facility during the first quarter.  We anticipate, therefore, that our operations will slowly return to prior levels of profitability during the remainder of 2011.

Liquidity and Capital Resources

To date, the Company has been financed by paid-in capital from the founders of Yupeng Hengli, cash generated from operations, and a non-interest bearing loan (current balance:  $103,616) from an individual who had been a shareholder at the time when the credit was extended. As a result of these factors, we had working capital of $415,844 at June 30, 2011, an increase of $64,171 since the end of 2010.  The primary component of our working capital was accounts receivable totaling $1,482,047 (an increase of $275,530 during the six months ended June 30, 2011).  The allowance for doubtful accounts netted against the total accounts receivable is $1,856, a relatively low level of .13%, reflecting our confidence, in light of all the circumstances, that we will be paid by our customers. We have had no bad debt expenses during the six months ended June 30, 2011 or the preceding two years.

Cash on hand decreased from $95,264 on December 31, 2010 to $24,790 on June 30, 2011, as our operations used $68,263 in cash.  We realized negative cash flows from operations, despite recording net income of $45,357, as the increase in our accounts receivable and advances to suppliers exceeded the increases in our accounts payable and accrued expenses.  Our goal for the future will be to obtain a favorable balance between cash received from customers and cash paid to creditors.  But we will need to increase our market position in order to achieve the bargaining power needed to secure that favorable balance.

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

Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’ system of disclosure controls and procedures was effective as of June 30, 2010 for the purposes described in this paragraph.

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

PART II -	OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material change to the risk factors set forth in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

SMOOTH GLOBAL (CHINA) HOLDINGS, INC.

Date: August 15, 2011	By: /s/ Xiaojing Xu
Xiaojing Xu, Chief Executive Officer

By: /s/ Hui Liang
Hui Liang, Chief Financial Officer