Form 10-K/A
period 2010-12-31
Smooth Global (China) Holdings, Inc.
filed 2011-11-07
CIK 1077637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents incorporated by reference: NONE

Amendment No. 1

This amendment is being filed in order to make the following changes:

•	Expand the discussion of our sources of revenue in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
•
Correct an error in the disclosure of working capital in the Liquidity and Capital Resources subsection of Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	Include a subsection titled “Restrictions on Dividends and Other Cash Transfers in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
•	Replace the disclosure in the Critical Accounting Policies and Estimates subsection of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
•
Restate the Consolidated Statements of Changes in Shareholders’ Equity (Deficit) to present the effects of the reverse merger effected in 2010 in accordance with generally accepted accounting principles.

•	Restate the Consolidated Statements of Cash Flows to conform to the revisions in the Changes in Shareholders’ Equity (Deficit).
•	Expand the Accounts Receivable note in Note 3 to the Consolidated Financial Statements.
•	Expand the disclosure at the end of Note 6 to the Consolidated Financial Statements.
•	Revise the disclosure regarding disclosure controls and procedures in Item 9A, “Controls and Procedures.”

No other changes have been made to the content of this Report nor has any of the information included herein been updated.  Reference should be made to more recent filings by the Company for more current information.

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

ITEM 1 B	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

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

Results of Operations:  Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue for the year ended December 31, 2010 was $4,164,057, an increase of $3,634,425 or 686% over the year ended December 31, 2009.  Three factors contributed to the year-to-year increase in revenue:

•	Our operating subsidiary commenced operations in January 2009. So2009 was a start-up year, and 2010 was our first full year of operations.

•
In 2009 all of our revenue came from resale of products manufactured by Tian Rui Chi, our principal supplier.  In 2010 we continued to sell Tian Rui Chi’s products, but supplemented our revenue with sales of products manufactured in our own factory.  Our revenue in 2010 was approximately half attributable to resale of Tian Rui Chi products and half attributable to sale of products we manufactured in-house.

•
Because our products (as well as the Tian Rui Chi products) are used as components in products manufactured by our customers, it is necessary that our marketing department develop strong personal relationships with the buyers employed by our customers.  The development of these relationships takes time and effort.  In addition, the customers often wish to test the products before committing to bulk purchases.  Because of this dynamic, the marketing effort that we made in 2009 in many cases did not bear fruit until 2010.  The result of the effort, however, was that we realized a nearly seven-fold increase in sales with only a bit more than double the selling expenses.

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

Liquidity and Capital Resources

To date, the Company has been financed by paid-in capital from the company founders, cash generated from operations, and a $106,808 non-interest bearing note from an individual who had been a shareholder at the time when the credit was extended.   As a result of these factors, we had working capital of $351,673 at December 31, 2010, consisting primarily of accounts receivable.  The allowance for doubtful accounts netted against the total accounts receivable is $1,856, a relatively low level of .16%, reflecting our confidence, in light of all the circumstances, that we will be paid by our customers.  Our bad debt expenses were $745 in the year ended December 31, 2009 and zero in the ended December 31, 2010.  Consistent with ramped up sales activities and the start of manufacturing operations, our inventories of finished goods, work-in-progress and raw materials increased from $32,410 on December 31, 2009 to $312,996 on December 31, 2010.  Cash on hand rose from $35,447 on December 31, 2009 to $95,261 on December 31, 2010.

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

Restrictions on Dividends and Other Cash Transfers

All of our business operations are carried out by our two subsidiaries in China.  In the future, in order for the U.S. parent corporation to pay dividends to our shareholders from the earnings obtained in China, we will have to transfer funds from either Yupeng Hengli through Beijing Telecom, our intermediate Chinese subsidiary, and then to Smooth Global (China) Holdings, Inc., our U.S. parent corporation, or from our other operating subsidiary, QTC, through its intermediate owner, a BVI entity, and then to Smooth Global. Our ability to transfer funds in this manner will limited by two factors:

•	Statutory Reserves. The Company Law of the PRC applicable to Chinese companies with foreign ownership provides that net income can be distributed as dividends only after:

a.	Cumulative prior years’ losses have been recouped;

b.	10% of after tax income has been allocated to a statutory surplus reserve until the reserve amounts to 50% of the company’s registered capital;

c.
10% of after tax income has been allocated to a statutory common welfare fund, which is established for the purpose of providing employee facilities and other collective benefits to the company’s employees; and

d.	Allocations have been made to the discretionary surplus reserve, if such a reserve is approved at the meeting of the equity owners.

As of December 31, 2010, only one of our subsidiaries, QTC, had fully funded its statutory reserve.  The statutory reserve for QTC equals $98,239, which cannot be distributed as dividends to Beijing Telecom.  Before Yupeng Hengli is able to pay dividends to Beijing Telecom, it must establish a statutory reserve of $$36,474.  Before Beijing Telecom can pay any dividend to Smooth Global, it must establish a statutory reserve of $50,000.

•
Currency Conversion.  The Chinese Yuan (Renminbi) is not freely convertible into Dollars.  The State Administration of Foreign Exchange (“SAFE”) administers foreign exchange dealings and requires that they be conducted though designated financial institutions.  Foreign Investment Enterprises, such as Beijing Telecom and QTC, may purchase foreign currency from designated financial institutions in connection with current account transactions, including profit repatriation.

These factors will limit the amount of funds that we can transfer from our Chinese subsidiaries to our U.S. parent company and may delay any such transfer.  In addition, upon repatriation of earnings of our Chinese subsidiaries to the United States, those earnings may become subject to United States federal and state income taxes.  We have not accrued any U.S. federal or state tax liability on the undistributed earnings of our foreign subsidiaries because those funds are intended to be indefinitely reinvested in our international operations.  Accordingly, taxes imposed upon repatriation of those earnings to the U.S. may reduce the net worth of the Company.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2010 there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  They were:

•
The first was our determination, detailed in Note 3 to the Financial Statements under the heading “product warranty,” that we had no need of a reserve for warranty costs.  The primary reason for the determination was the fact that warranty claims prior to the date on which we made the determination had been immaterial.

•
The second was our determination, detailed in Note 4 to the Financial Statements, to record no additional allowance for doubtful accounts receivable, although our accounts receivable increased by $1,063,631 during the year.  The determination was based on our close relationship with our customers and our confidence in their ability and intent to satisfy the accounts in full.

•
The third was our determination, detailed in Note 7 to the Financial Statements, to record a 100% valuation allowance for the deferred tax assets that arose from prior period losses incurred by our operating subsidiaries.  The determination was based on our lack of assurance that the government would grant the subsidiaries’ applications for allowance to offset the prior period losses against current period taxable income.

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

/s/Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
April 15, 2011, except for the Consolidated Statements of Shareholders’ Equity (Deficit), Consolidated Statements of Cash Flows, Note 3 as to Accounts Receivable, Note 6 and Note 12, as to which the date is November 3, 2011

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

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (Restated)

					Accumulated
	Common Stock		Additional		Other	Total
	$0.001 Par Value		Paid-in	Retained	Comprehensive	Owners'
	Shares	Amount	Capital	Earnings	Income	Equity

Balances at
December 31, 2008	20,000,000	$20,000	$52,948	$(1,433)	$(22)	$71,493

Net Income (Loss)	-	-	-	(15,001)	-	(15,001)

Other comprehensive income-
effects of exchange rates	-	-	-	-	172	172

Balances at
December 31, 2009	20,000,000	$20,000	$52,948	$(16,434)	$150	$56,664

Reverse merger adjustment*	18,381,375	18,381	(145,579)	-	-	(127,198)

Net Income (Loss)	-	-	-	487,979	-	487,979

Other comprehensive income-
effects of exchange rates	-	-	-	-	52,833	52,833

Balances at
December 31, 2010	38,381,375	$38,381	$(92,631)	$471,545	$52,983	$470,278

* The reverse merger adjustment represents the recording of the minority shareholders’ shares outstanding at the time of the reverse merger.

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

	For the Year Ended
	December 31,
	2010	2009
Operating Activities

Net income (loss)	$487,979	$(15,001)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	9,917	2,295
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(1,051,966)	(112,348)
(Increase)/notes receivable	(75,062)	-
(Increase)/Decrease in advance to suppliers	(21,217)	(549)
(Increase)/Decrease in inventories	(277,415)	(32,393)
(Increase)/Decrease in contract security deposit	(15,013)	(687)
Increase/(Decrease) in accounts payable	440,291	71,219
Increase/(Decrease) in accrued expenses	87,166	-
Increase/(Decrease) in advance from customers	(30,440)	66,705
Increase/(Decrease) in VAT and other taxes payable	410,918	(622)
Increase/(Decrease) in corporate taxes payable	163,896	-
Net cash provided (used) by operating activities	(128,334)	(21,381)

Investing Activities

Purchase of fixed assets	(87,925)	(16,283)
Net cash provided (used) by investing activities	(87,925)	(16,283)

Financing Activities

Proceeds from a related party	3,896	-
Repayments to a related party	(25,076)
Net cash provided (used) by financing activities	(21,180)	-

Increase (decrease) in cash	19,229	(37,664)
Effects of exchange rates on cash	40,585	163
Cash at beginning of the period	35,447	72,948
Cash at end of the period	$95,261	$35,447

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND OPERATIONS

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

Accounts Receivable (Restated)

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The price is fixed for each sale by the related sales contract.  We determined collectability with respect to existing customers primarily on the basis of prior payment history.  For new clients, our marketing personnel examine the premises and business operations of the customer as well as financial information made available by the customer and the customer’s reputation in the industry, and draw a conclusion as to the customer’s ability to pay.  Our standard customer agreement provides the customer three months from shipment within which to make payment.  If a customer exceeds the payment term, we reexamine the customer’s financial condition, determine the reasons for late payment, and make a new assessment of collectability.  If we deem the receivable collectible at that time, we enter into a payment plan with the customer.  If we determine at that time that collection of the receivable is doubtful, we record a reserve in the amount of the receivable.  Moreover, if payment has not been received within six months of shipment, we record a reserve in the amount of the receivable regardless of the customer’s ability to pay.

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

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,	December 31,
	2010	2009

Accounts receivable	$1,177,895	$114,264
Less: Allowance for doubtful accounts	(1,856)	(1,856)
Accounts receivable, net	$1,176,039	$112,408

Bad debt expense charged to operations was $0 and $745 for the year ended December 31, 2010 and 2009, respectively.

Note 5-	INVENTORIES

Inventories consist of following:

	December 31,	December 31,
	2010	2009

Finished goods	$199,775	$24,095
Work-in-progress	54,059	-
Raw materials	59,162	8,315
Total	$312,996	$32,410

Note 6-	PROPERTY AND EQUIPMENT, NET (Restated)

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	December 31,	December 31,
	2010	2009

Machinery and equipment	$16,562	$-
Office equipment and furniture	16,089	2,494
Motor vehicles	87,360	13,798
	120,011	16,292

Less: Accumulated depreciation	(17,241)	(2,295)

Total	$102,770	$13,997

Depreciation expense was $9,197 and $2,296 for the years ended December 31, 2010 and 2009 respectively.  Depreciation expense with respect to production equipment that was charged to cost of sales was $1,495 and $0 for the years ended December 31, 2010 and 2009.  The remainder, depreciation expense attributable to equipment used in administration, was included in operating expenses.

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

 NOTE 12- RESTATEMENT

Consolidated Statements of Changes in Shareholders’ Equity (Deficit).

In this Report, as initially filed, we did not properly reflect the effect of the 2010 reverse merger on the historical capitalization of the Company.  For that reason we have restated the Consolidated Statements of Changes in Shareholders’ Equity (Deficit) in this amendment.  The effect of the restatement on the line items in the Consolidated Statements of Changes is shown in the table below:

	As Reported	As Restated
Common Stock - Shares at December 31, 2008	1,000	20,000,000
Common Stock - Par Value at December 31, 2001	$1,000	$20,000
Additional Paid-In Capital at December 31, 2008	$71,948	$52,948
Common Stock Issued for Acquisition of Smooth Global	20,000,000	--
Smooth Global Share Exchange	(1,000)	--

Consolidated Statements of Cash Flows.

In this amendment we have made the following changes to the Consolidated Statements of Cash Flows:

(1)
In the initial filing we presented the changes in the equity accounts caused by the reverse merger as a separate line item in the statement of cash flows from operating activities.  We have now concluded that this variance of equity accounts in the balance sheets was not a cash flow item.

(2)	In the initial filing we netted cash proceeds from related party borrowings against the cash repayments of related party borrowings. We have now presented the items separately.
(3)	In the initial filing we did not include depreciation expense with respect to production equipment in the depreciation line item. We have corrected that error in this amendment.

The effect of the restatement on line items in the Statements of Cash Flows is shown in the table below.

		As Reported	As Restated
	Cash flows from operating activities:
(1)	Reverse merger effect	(127,198)	--
(3)	Depreciation	7,702	9,197

	Cash flows from financing activities:
(2)	Proceeds from a related party	106,018	3,896
(2)	Repayments to a related party	--	(25,076)

	Effects of exchange rates on cash	42,080	40,585

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). That evaluation revealed the following weaknesses in the Company’s disclosure controls and procedures:  (1) inadequate staffing and supervision in the Company’s accounting function, which could result in untimely or inadequate identification of disclosure issues, and (2) lack of expertise in U.S. GAAP among the personnel in our Chinese headquarters, which could lead to failures to make disclosure necessary to comply with U.S. GAAP.   Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective.

               (b)   Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report.  Management noted that during the fourth quarter the Company engaged a Chief Financial Officer with four years of experience in public accounting and classroom education in U.S. GAAP, which should lead to an improvement in the Company’s disclosure controls and procedures.  Management further  concluded that, except for that addition, there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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