Form 10-Q/A
period 2011-03-31
Smooth Global (China) Holdings, Inc.
filed 2011-11-08
CIK 1077637

 U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
May 23, 2011
Common Stock: 38,381,375 shares

Amendment No. 1

This amendment is being filed in order to:

•	Restate the Consolidated Statements of Cash Flows to reclassify certain expenses to depreciation;
•	Modify the disclosure in Note 3, “Accounts Receivable,” and
•	Modify the disclosure regarding disclosure controls and procedures in Item 4: “Controls and Procedures.”

No other change has been made to the original text nor has any of the information in this Report been updated.

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-19

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$55,148	$95,261
Notes receivable	41,094	75,621
Accounts receivable, net (Note 4)	1,360,656	1,176,039
Advance to suppliers	16,243	21,943
Inventories (Note 5)	371,160	312,996
Total current assets	1,844,301	1,681,860

Property, Plant, and Equipment, net (Note 6)	98,087	102,770
Intangible Asset-Patent, net	696	-
Lease Security Deposit	15,935	15,835

Total Assets	$1,959,019	$1,800,465

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	562,986	517,255
Accrued expenses	162,532	88,640
Advance from customers	83,136	39,035
VAT and other taxes payable	419,753	413,334
Corporate taxes payable	165,775	165,116
Due to a related party (Note 7)	112,032	106,807
Total Current Liabilities	1,506,214	1,330,187

Commitments and Contingencies (Note 9)	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
38,381,375 shares issued and outstanding as of
March 31, 2011 and December 31, 2010	38,381	38,381
Additional paid-in capital	(92,631)	(92,631)
Retained earnings	451,120	471,545
Accumulated other comprehensive income	55,935	52,983
Stockholders' Equity	452,805	470,278

Total Liabilities and Stockholders' Equity	$1,959,019	$1,800,465

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

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

	For the Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(20,425)	$110,537
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	3,783	774
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(176,634)	(247,425)
(Increase)/notes receivable	34,904	(65,828)
(Increase)/Decrease in advance to suppliers	5,823	(77,586)
(Increase)/Decrease in inventories	(56,013)	(223,032)
(Increase)/Decrease in contract security deposit	-	(14,629)
Increase/(Decrease) in accounts payable	42,324	313,562
Increase/(Decrease) in accrued expenses	73,307	-
Increase/(Decrease) in advance from customers	43,532	71,047
Increase/(Decrease) in VAT and other taxes payable	3,784	107,524
Increase/(Decrease) in corporate taxes payable	(388)	34,425
Net cash provided (used) by operating activities	(46,003)	9,369

Investing Activities

Addition to intangible assets-Patent	(694)	-
Purchase of fixed assets	-	(6,330)
Net cash provided (used) by investing activities	(694)	(6,330)

Financing Activities

Proceeds from related parties	4,534	-
Net cash provided (used) by financing activities	4,534	-

Increase (decrease) in cash	(42,163)	3,039
Effects of exchange rates on cash	2,050	4
Cash at beginning of the period	95,261	35,447
Cash at end of the period	$55,148	$38,490

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

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

Depreciation expense was $3,783 and $774 for the three months ended March 31, 2011 and 2010 respectively.  Depreciation expense with respect to production equipment that was charged to cost of sales was $594 and $0 for the three months ended March 31, 2011 and 2010.  The remainder, depreciation expense attributable to equipment used in administration, was included in operating expenses.

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

Note 10-	RESTATEMENT

Consolidated Statements of Cash Flows.

In the initial filing we did not include depreciation expense with respect to production equipment in the depreciation line item.  We have corrected that error in this amendment.

	As Reported	As Restated
Cash flows from operating activities

Depreciation	3,189	3,783

Effects of exchange rates on cash	2,644	2,050

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cash on hand decreased from $95,264 on December 31, 2010 to $55,148 on March 31, 2011, as our operations used $46,003 in cash.  Our use of cash was slightly greater than our net loss, as we increased our accounts payable and accrued expenses in rough proportion to the increase in our accounts receivable.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  That evaluation revealed the following weaknesses in the Company’s disclosure controls and procedures:  (1) inadequate staffing and supervision in the Company’s accounting function, which could result in untimely or inadequate identification of disclosure issues, and (2) lack of expertise in U.S. GAAP among the personnel in our Chinese headquarters, which could lead to failures to make disclosure necessary to comply with U.S. GAAP. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’ system of disclosure controls and procedures was not effective as of March 31, 2011 for the purposes described in this paragraph.

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