Form 10-Q/A
period 2011-06-30
Smooth Global (China) Holdings, Inc.
filed 2011-11-09
CIK 1077637

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

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

	For the Six Months Ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$45,357	$300,765
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	9,139	1,548
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(275,530)	(638,035)
(Increase)/notes receivable	65,666	(14,631)
(Increase)/Decrease in advance to suppliers	(145,100)	(44,660)
(Increase)/Decrease in inventories	(24,195)	(437,115)
(Increase)/Decrease in contract security deposit	-	(14,631)
Increase/(Decrease) in accounts payable	73,777	525,008
Increase/(Decrease) in accrued expenses	90,520	-
Increase/(Decrease) in advance from customers	42,331	43,048
Increase/(Decrease) in VAT and other taxes payable	29,165	226,239
Increase/(Decrease) in corporate taxes payable	21,802	100,255
Net cash provided (used) by operating activities	(67,068)	47,791

Investing Activities

Addition to intangible assets-Patent	(699)	-
Purchase of fixed assets	-	(16,022)
Net cash provided (used) by investing activities	(699)	(16,022)

Financing Activities

Payback of loans from a related party	(5,561)	-
Net cash provided (used) by financing activities	(5,561)	-

Increase (decrease) in cash	(73,328)	31,769
Effects of exchange rates on cash	2,857	580
Cash at beginning of the period	95,261	35,447
Cash at end of the period	$24,790	$67,796

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$1,978	$-

See Notes to Consolidated Financial Statements

SMOOTH GLOBAL (CHINA) HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

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

Depreciation expense was $9,139 and $1,548 for the six months ended June 30, 2011 and 2010 respectively.  Depreciation expense with respect to production equipment that was charged to cost of sales was $1,195 and $0 for the six months ended June 30, 2011 and 2010.  The remainder, depreciation expense attributable to equipment used in administration, was included in operating expenses.

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

	As Reported	As Restated
Cash flows from operating activities

Depreciation	7,944	9,139

Effects of exchange rates on cash	4,052	2,857

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cash on hand decreased from $95,264 on December 31, 2010 to $24,790 on June 30, 2011, as our operations used $67,068 in cash.  We realized negative cash flows from operations, despite recording net income of $45,357, as the increase in our accounts receivable and advances to suppliers exceeded the increases in our accounts payable and accrued expenses.  Our goal for the future will be to obtain a favorable balance between cash received from customers and cash paid to creditors.  But we will need to increase our market position in order to achieve the bargaining power needed to secure that favorable balance.

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

Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Smooth Global (China) Holdings in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Smooth Global (China) Holdings is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  That evaluation revealed the following weaknesses in the Company’s disclosure controls and procedures:  (1) inadequate staffing and supervision in the Company’s accounting function, which could result in untimely or inadequate identification of disclosure issues, and (2) lack of expertise in U.S. GAAP among the personnel in our Chinese headquarters, which could lead to failures to make disclosure necessary to comply with U.S. GAAP.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Smooth Global (China) Holdings’ system of disclosure controls and procedures was not effective as of June 30, 2011 for the purposes described in this paragraph.

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